Form 10-Q
period 1999-03-31
CDNOW INC/PA
filed 1999-05-17
CIK 1078887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended : March 31, 1999

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-23753

                                   CDnow, Inc.
             (Exact name of registrant as specified in its charter)


            Pennsylvania                                 23-2979814
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation of organization)


                 1005 Virginia Drive, Fort Washington, PA 19034
              (Address of principal executive offices and Zip Code)

                                 (215) 619-9900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 12, 1999: 30,104,659 shares of common stock, no par value

                                   CDnow, Inc.

                                      INDEX

                                                                            Page
Part I -     Financial Information

Item 1.   Financial Statements

Unaudited Consolidated Balance Sheets as of March 31, 1999 and
December 31, 1998..............................................................3

Unaudited Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998..................................................4

Unaudited Consolidated Statements of Cash Flows for the three months ended
March 31, 1999 and 1998........................................................5

Notes to Unaudited Consolidated Financial Statements...........................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........11

Part II-  Other Information

          ITEM 1. Legal Proceedings...........................................17
          ITEM 2. Changes in Securities and Use of Proceeds...................18
          ITEM 3. Defaults Upon Senior Securities.............................19
          ITEM 4. Submission of Matters to a Vote of Security Holders.........19
          ITEM 5. Other Information...........................................19
          ITEM 6. Exhibits and Reports on Form 8-K............................19


Signatures....................................................................20

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CDNOW, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                                                     March 31, 1999     December 31, 1998
                                                                    -----------------   -----------------
                             ASSETS
                             ------
CURRENT ASSETS:
  Cash and cash equivalents                                           $ 61,977,165        $ 49,041,370
  Accounts receivable (net of reserves of $816,964 and $299,991)         3,437,046             839,672
  Prepaid expenses and other                                            11,973,451           8,322,889
                                                                    -----------------   -----------------
     Total current assets                                               77,387,662          58,203,931
                                                                    -----------------   -----------------
  Property and equipment, net                                           16,413,339           6,643,995
  Goodwill and other intangibles, net                                   93,981,806                  --
  Other assets                                                           2,589,231           4,195,717
                                                                    -----------------   -----------------
                                                                      $190,372,038        $ 69,043,643
                                                                    =================   =================
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
  Current portion of long term debt                                   $  1,080,449        $    822,043
  Accounts payable                                                      16,545,546          10,306,323
  Accrued merger costs                                                   7,630,017                  --
  Accrued expenses and other current liabilities                        16,227,887           4,667,395
                                                                    -----------------   -----------------
     Total current liabilities                                          41,483,899          15,795,761
                                                                    -----------------   -----------------
Long term debt                                                           1,845,058           1,750,892
Common stock subject to put rights                                       2,999,995                  --
Deferred rent liabilities                                                  674,181             358,053

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, 50,000,000 and 20,000,000
  shares authorized, no shares issued and outstanding                           --                  --
Common stock, no par value, 200,000,000 and 50,000,000
  shares authorized, 30,086,132 and 17,842,975 issued
  and outstanding                                                      204,116,720         102,137,536
Additional paid-in capital                                              13,607,006           4,325,817
Deferred compensation                                                     (140,523)           (216,913)
Accumulated deficit                                                    (74,214,298)        (55,107,503)
                                                                    -----------------   -----------------
     Total stockholders' equity                                        143,368,905          51,138,937
                                                                    -----------------   -----------------
                                                                      $190,372,038        $ 69,043,643
                                                                    =================   =================

The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended March 31,
                                                       -----------------------------
                                                           1999            1998
                                                       -------------   -------------
Net sales                                              $ 22,842,869    $ 10,013,889
Cost of sales                                            17,983,574       8,278,347
                                                       -------------   -------------
    Gross profit                                          4,859,295       1,735,542

Operating expenses:
  Operating and development                               3,726,182       1,081,049
  Sales and marketing                                    18,051,182       9,061,926
  General and administrative                              1,371,356         850,285
  Amortization of goodwill and other intangibles          1,337,626              --
                                                       -------------   -------------
      Total operating expenses                           24,486,346      10,993,260
                                                       -------------   -------------

  Operating loss                                        (19,627,051)     (9,257,718)
                                                       -------------   -------------
Interest and other income                                   628,122         506,039
Interest expense                                           (104,620)       (446,514)
                                                       -------------   -------------
  Loss from continuing operations                       (19,103,549)     (9,198,193)

Net loss                                                (19,103,549)     (9,198,193)
                                                       -------------   -------------

Accretion of preferred stock to redemption value                 --        (115,542)

Net loss applicable to common shareholders             $(19,103,549)   $ (9,313,735)
                                                       =============   =============
Basic and diluted loss per common share:
  Net loss per common share                            $      (0.96)   $      (0.78)
                                                       =============   =============
Weighted average number of shares outstanding            19,826,161      12,015,090
                                                       =============   =============

The accompanying notes are an integral part of these statements.

                          CDNOW, INC AND SUBSIDIARIES.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            Three Months Ended
                                                                  March 31,
                                                       -------------------------------
                                                            1999             1998
                                                       --------------   --------------
Operating Activities:
  Netloss                                              $ (19,103,549)   $  (9,198,193)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                            2,245,317          517,408
  Increase in operating assets and liabilities:
    Accounts receivable                                   (1,095,272)        (240,556)
    Prepaid expenses and other                                94,196          (62,471)
    Accounts payable                                       1,197,544       (3,108,000)
    Accrued expenses                                       1,931,021          440,709
    Deferred revenue                                          49,691          (64,151)
    Deferred rent liability                                  316,128           44,583
                                                       --------------   --------------
      Net cash used in operating activities              (14,364,924)     (11,670,671)
                                                       --------------   --------------

Investing Activities:
  Sales and maturities of short-term investments                  --        1,003,045
  Purchases of property and equipment                       (544,009)        (713,786)
  Cash acquired in acquisition                            27,783,893               --
                                                       --------------   --------------
      Net cash provided by investing activities           27,239,884          289,259
                                                       --------------   --------------

Financing Activities:
  Payments on term loans payable                             (14,482)         (14,252)
  Repayment of Series A Notes and warrants                        --       (5,777,500)
  Repayment of advances due to related parties                    --           (3,261)
  Payments on capitalized lease obligations                 (231,347)         (66,267)
  Proceeds from warrants exercised                           102,352               --
  Proceeds from options exercised                            204,312               --
  Proceeds from issuance of Common stock, net                     --       67,077,862
                                                       --------------   --------------
      Net cash provided by financing activities               60,835       61,216,582
                                                       --------------   --------------
Increase in cash and cash equivalents                     12,935,795       49,835,170
Cash and cash equivalents, beginning of period            49,041,370       10,686,001
                                                       --------------   --------------
Cash and cash equivalents, end of period               $  61,977,165    $  60,521,171
                                                       ==============   ==============

The accompanying notes are an integral part of these statements.

                          CDNOW, INC AND SUBSIDIARIES.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Form 10-K as of and for the year ended December 31, 1998 for CDnow, Inc. and subsidiaries (the "Company") for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year or for any other interim periods.

NOTE 2 -- THE COMPANY

The Company is one of the leading electronic commerce retailers of compact discs ("CDs") and other entertainment-related products. The Company's revenues are almost entirely derived from the sale of pre-recorded music and music-related products. The Company contracts with outside vendors for fulfillment services to deliver its products to customers.

Since inception (February 12, 1994), the Company has incurred significant losses, and as of March 31, 1999 had accumulated losses of $74.2 million. For the three months ended March 31, 1999 and the year ended December 31, 1998, the Company's net losses were $19.1 million and $43.9 million, respectively. The Company intends to continue investing heavily in marketing and promotion, Internet site development and technology, and development of its administrative organization. As a result, the Company believes it will continue to incur substantial operating losses for the foreseeable future. Because the Company has relatively low product gross margins, achieving profitability given planned spending levels depends upon the Company's ability to generate and sustain substantially increased revenue and gross margins. There can be no assurance that the Company will be able to generate sufficient revenues or gross margins to achieve or sustain profitability in the future.

On October 22, 1998, CDnow and N2K Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The parties created a new public company, initially named CDnow/N2K, Inc. ("CDnow/N2K"). The Merger Agreement provided for the merger (the "Merger") of wholly-owned subsidiaries of CDnow/N2K into each of CDnow and N2K. CDnow and N2K survived the Merger and became wholly-owned subsidiaries of CDnow/N2K. In the Merger, each outstanding share of common stock of CDnow was converted into one share of CDnow/N2K and each outstanding share of common stock of N2K was converted into .83 shares of CDnow/N2K. As a result, the shareholders of CDnow own approximately 60% of the combined company and the stockholders of N2K own approximately 40% of the combined company. The Merger was completed on March 17, 1999, and CDnow/N2K was renamed CDnow, Inc., also on that date.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. The consolidated financial statements for prior periods have been reclassified to conform with the current period's presentation.

Management's Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share. The Company has presented net loss per share amounts for the three month periods ended March 31, 1999 and 1998 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Basic and diluted loss per share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common stock outstanding during the three months ended March 31, 1999 and 1998. Diluted loss per share is the same amount as basic earnings per share because the impact on loss per share using the treasury stock method is anti-dilutive due to the Company's losses.

Cash and Cash Equivalents. For the purposes of the consolidated balance sheet and statement of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage backed bonds and highly rated corporate securities.

Common Stock Subject to Put Rights. America Online, Inc. ("AOL") and N2K Inc. ("N2K"), a predecessor-in-interest to and, as of the merger of CDnow and N2K, which occurred on March 17, 1999, a wholly-owned subsidiary of CDnow, entered into an agreement, pursuant to which AOL agreed to purchase from N2K at the initial public offering price per share of $19.00 (less underwriting discounts and commissions) an aggregate amount of approximately $3.0 million or 169,779 shares of N2K's Common stock (the "AOL Purchase"). Subsequent to the Merger the price per share converted to $22.89 and the number of shares converted to 140,916 share of CDnow common stock. N2K granted AOL certain shelf and other registration rights with respect to the shares purchased by AOL in the AOL Purchase, including the right to require N2K to register such shares for resale, to have such registration statement declared effective on or before April 16, 1998 and to maintain the effectiveness of such registration statement for a period of two years from the consummation of the AOL Purchase. As N2K had not caused such registration statement to be declared effective by April 16, 1998, AOL has the right to require the Company, as a successor-in-interest to N2K, to repurchase such shares for cash at a price equal to the greater of the original purchase price therefor and the then-current fair market value. Accordingly, the value of these shares is not included in Stockholders' equity. The fair market value of the Company's common stock as of May 12, 1999 was $20.44 per common share. As of May 12, 1999, these shares had not been registered and AOL had not exercised its put right. The Common stock subject to put rights on the Company's consolidated balance sheets will be accreted to its fair value based upon the price of the Company's stock at each reporting date. The fair value will be recorded as a charge to retained earnings at each reporting date and will reduce earnings available to Common shareholders. As of May 12, 1999, there is no charge as the market value of the Company's common stock is below $22.89 per Common share.

The $3.0 million for the AOL Purchase was being held by AOL in a segregated account. On December 16, 1998, N2K and AOL agreed to offset $3.0 million in marketing advances which N2K owed to AOL as of November 1, 1998 against the $3.0 million AOL owed to N2K under this agreement.

Revenue Recognition. Net sales, which consist primarily of recorded music sold via the Internet, include shipping and handling charged to customers and are recognized when the products are shipped. The Company records a reserve for estimated returns, which is based on historical return rates.

Operating and Development Expense. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure and royalties paid by the Company on CD sales in return for licensing of ratings, reviews, sound samples and other information.

Advertising Expense. Advertising costs are included in sales and marketing expenses and are charged to expense as incurred. Such costs were approximately $13.4 million and approximately $7.3 million for the three months ended March
31, 1999 and 1998, respectively. The Company gives credit to the providers of various small Internet sites through its Cosmic Credit Program. Expenses related to this program are included in sales and marketing expenses. The Company estimates the amount of unused credits and includes this amount in accrued expenses.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

Payments Under Marketing Agreements. Under the Company's current marketing agreements, the Company is required to pay aggregate minimum fixed fees of $30.4 million, $20.0 million, and $7.2 million during the remaining nine months of 1999 and the years ending December 31, 2000 and 2001, respectively.

The Company expects to amortize the costs associated with its marketing agreements over the contract terms, with the amortization method primarily based on the rate of delivery of certain guarantees (impressions, click-throughs or customers) to be received during the contract term.

General. Many of the Company's marketing agreements, including but not limited to the AOL, Yahoo!, Excite, Lycos/Tripod, Lycos Bertelsmann, WebCrawler, MTV/VH1 and Rolling Stone agreements, contain provisions which may require additional payments to be made by the Company based on factors such as click-throughs and new customers generated. To date, the amount of such payments has not been material. Such payments are expensed as incurred. The Company will continue to evaluate the realizability of assets recorded, and if necessary, write down the assets to their net realizable value.

NOTE 5 - ACQUISITION

On March 17, 1999, the Company completed its merger with N2K by acquiring 100% of N2K's capital stock for 12,159,249 shares of the Company's common stock valued at approximately $101,834,000 and warrants and options to purchase
1,713,644 shares of the Company's common stock valued at approximately $9,281,000. CDnow was the acquiring entity for accounting purposes. The acquisition has been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the assets purchased and the liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill and other intangibles. The following table indicates the preliminary allocation of excess purchase price and expected amortization periods:


          Intangible Assets:                 Assigned Value     Amortization Period
---------------------------------------      --------------     -------------------
Web site technology                          $    4,000,000           2 years
Strategic alliances/customers                    19,000,000           3 years
Assembled workforce                               2,200,000           3 years
Goodwill                                         69,286,000           3 years
                                             --------------
Total goodwill and other intangibles         $   94,486,000

For the three months ended March 31, 1999, amortization expense was approximately $1,338,000. There was no amortization in the three month period ended March 31, 1998. Accumulated amortization as of March 31, 1999 and December 31, 1998 was approximately $1,541,000 and $203,000, respectively.

If the acquisition had occurred on January 1, 1998, pro forma revenue, net loss and loss per common share would have been as set forth in the following table for the three months ended March 31, 1999 and 1998, respectively:


                                  Three Months Ended March 31,
                                          (Pro forma)
                                --------------------------------
                                     1999              1998
                                --------------    --------------
Revenue                         $   36,327,248    $   16,341,852
Net loss                        $   38,241,262    $   31,057,742
Loss per common share           $         1.28    $         1.28


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," will," "expect," "anticipate", "intend," "estimate," "believe," "goal," or "continue" or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical and anticipated results, which may occur as a result of a variety of factors including, but not limited to, those set forth under "Overview" and "Liquidity and Capital Resources" included in Management's Discussion and Analysis of Financial Condition and Results of Operations section of this document and in the "Risk Factors" section of the Company's Definitive Proxy Statement on Form 14A (File No. 000-23753), which was filed with the Securities and Exchange Commission ("SEC") on February 17, 1999. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive online commerce and entertainment environments, the Company's dependence on its marketing agreements and key suppliers and distributors, and the risks associated with capacity constraints, systems development, relationships with artists and the management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers should carefully review the factors set forth in other reports or documents that the Company files from time-to-time with the SEC and matters generally affecting online commerce and online music retailing.

RECENT DEVELOPMENTS

Acquisition of N2K Inc. On October 22, 1998, CDnow and N2K Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The parties created a new public company, initially named CDnow/N2K Inc. ("CDnow/N2K"). The Merger Agreement provided for the merger (the "Merger") of wholly-owned subsidiaries of CDnow/N2K into each of CDnow and N2K. CDnow and N2K survived the Merger and became wholly-owned subsidiaries of CDnow/N2K. In the Merger, each outstanding share of common stock of CDnow was converted into one share of CDnow/N2K and each outstanding share of common stock of N2K was converted into .83 shares of CDnow/N2K. As a result, the shareholders of CDnow own approximately 60% of the combined company and the stockholders of N2K own approximately 40% of the combined company. The Merger was completed on March 17, 1999 and CDnow/N2K was renamed CDnow, Inc. (the "Company"), on that date.

OVERVIEW

The Company is one of the leading electronic commerce retailers of CDs and other entertainment-related products. Its early entry into the online music retailing industry has helped the Company gain a well-recognized brand and a large customer base. The Company strives to combine the advantages of online commerce with superior customer focus in order to be the authoritative source for CDs and other music-related products. The Company's online store, CDnow.com, offers broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. Due to the Company's retail focus, revenues are primarily derived from the sale of pre-recorded music and related products, drawing from its comprehensive selection of approximately 500,000 items. The Company also sells advertising space and sponsorships on its site to companies interested in promoting their own goods and services to the Company's customer base and the large number of visitors to the Company's web site.

The Company has grown rapidly since its inception in 1994. Approximately 2,000,000 customers have made purchases from either CDnow or from Music
Boulevard, the Internet music retail store operated by N2K, since their inception through March 31, 1999, of whom approximately 420,000 made their initial purchase during the three months ended March 31, 1999. The Company's net sales grew to $22.8 million, including $3.1 million in net sales from the acquisition of N2K, in the first quarter of 1999 compared to $10.0 million in the first quarter of 1998. The Company has also generated significant customer loyalty. Despite the Company's rapid acquisition of new customers, repeat customers accounted for approximately 60% of net sales in the first quarter of 1999, up from approximately 51% in the first quarter of 1998.

The Company believes that the key factors affecting its long-term financial success include its ability to obtain new customers at reasonable costs, retain customers and encourage repeat purchases. The Company seeks to expand its customer base through multiple marketing channels, which include (i) pursuing an aggressive marketing campaign using a combination of online and traditional marketing, (ii) establishing marketing agreements with major Internet content and service providers, (iii) entering into linking arrangements with other Internet sites as part of its Cosmic Credit Program and (iv) using direct marketing techniques to target new and existing customers with personalized communications. The Company has entered into marketing agreements with, among others, AOL, Yahoo!, Excite, Netscape, Lycos, Lycos-Bertelsmann, Rolling Stone Network and MTV/VH1.

Since its inception, the Company has incurred significant net losses and, as of March 31, 1999, had accumulated losses of $74.2 million. As it seeks to expand aggressively, the Company believes that its operating expenses will continue at a high level as a result of the financial commitments related to the development of marketing channels, future marketing agreements, and improvements to its Internet site and other capital expenditures. The Company expects that it will continue to incur losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business. Since the Company has relatively low product gross margins, the ability of the Company to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from the Company's marketing efforts, the Company will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of CDs and other entertainment-related products to achieve or maintain profitability on a quarterly or annual basis.

For the quarter ended March 31, 1999 and the year ended December 31, 1998, international sales accounted for approximately 22% and 21% of net sales, respectively. The Company expects that net sales from international markets will continue to represent a significant portion of total net sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

Currently, all of the Company's revenues and expenses are denominated in United States dollars. Therefore, the only current exposure to foreign currency risk relates to international sales. For the quarter ended March 31, 1999 and the year ended December 31, 1998, international sales accounted for approximately 22% and 21% of net sales, respectively. To the extent that the value of the United States dollar increases relative to foreign currencies, the amount of foreign currency needed to obtain United States dollars to make purchases will increase, and it will be more costly for international customers to make purchases. Therefore changes in exchange rates may impact the amount of the Company's international sales.

INTEREST RATE RISK

The Company's exposure to market risk as a result of changes in interest rates relates primarily to its investment portfolio. The Company invests in instruments that meet high credit quality standards, as specified in its investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

As of March 31, 1999, all of the Company's funds were cash equivalents. Due to the average maturity and conservative nature of its investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the three months ended March 31, 1999 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income from future changes in investment yields will depend largely on the gross amount of the Company's investments, see "Liquidity and Capital Resources".

RESULTS  OF OPERATIONS

The following table sets forth statement of operations data as a percentage of net sales for the periods indicated:


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1999            1998
                                                       ------------    ------------
Net Sales                                                 100.0%          100.0%
Cost of sales                                              78.7            82.7
                                                       ------------    ------------
    Gross profit                                           21.3            17.3
Operating Expenses:
  Operating and development                                16.3            10.8
  Sales and marketing                                      79.0            90.5
  General and administrative                                6.0             8.5
  Amortization of goodwill and other intangibles            5.9             0.0
                                                       ------------    ------------
  Total operating expense                                 107.2           109.8
                                                       ------------    ------------
    Operating loss                                        (85.9)          (92.5)
Interest income (expense), net                              2.3             0.6
                                                       ------------    ------------
Net loss                                                  (83.6)%         (91.9)%
                                                       ============    ============

During the quarter ended September 30, 1998, the Company determined to include credit card processing fees ("Credit Card Fees") in sales and marketing expenses rather than in cost of sales, as was previously the case. This change was made based on management's determination that including Credit Card Fees in sales and marketing expense was more consistent with the treatment of such expenses by retailers generally. The financial information in this Form 10-Q related to the Company's results of operations for the quarter ended March 31, 1998, has been restated to reflect this change. Credit Card Fees were $444,000 and $276,000, during the three months ended March 31, 1999 and 1998, respectively. If Credit Card Fees were included in cost of sales, gross profit margins would have been 19.3% and 14.6%, during the three months ended March 31, 1999 and 1998, respectively.

Net Sales. Net sales primarily reflects the sale of CDs and other entertainment related products, net of estimated returns, and includes outbound shipping and handling charges. Net sales were $22.8 million for the three months ended March 31, 1999, representing an increase of 128% over the corresponding period in 1998. The increase is attributable to continued growth of the Company's customer base; repeat purchases from existing customers; and advertising and sponsorship revenue in the first quarter of 1999, whereas the Company had no advertising and sponsorship revenue in the corresponding 1998 quarter. Net sales also increased as the result of the inclusion in 1999 results of $3.1 million of revenue from N2K's Music Boulevard Internet site following the merger on March 17, 1999. For the three months ended March 31, 1999, the Company added approximately 420,000 new customers, including new customers of Music Boulevard added during the quarter, bringing the total number of customers who have made purchases at either CDnow or Music Boulevard since inception to approximately 2,000,000 as of March 31, 1999. Repeat customer purchases represented approximately 60% of net sales for the three months ended March 31, 1999, compared to 51% for the three months ended March 31, 1998. International sales represented 22% of net sales for the three months ended March 31, 1999 compared to 21% for the corresponding period in 1998. The Company believes that the slight change in international sales as a percentage of net sales in the quarter was not significant.

Cost of Sales. Cost of sales consists primarily of the cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling charges. Cost of sales were $18.0 million for the three months ended March 31, 1999, compared to $8.3 million for the corresponding period in 1998. The Company's gross profit margin increased to 21.3% for the three months ended
March 31, 1999, compared to 17.3% for the corresponding period in 1998. The increase in gross margin was primarily attributable to an increase in revenues from the sale of advertising on the CDnow site, which has a higher margin than product sales.

Operating and Development Expense. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure, and royalties paid by the Company on CD sales in return for licensing of ratings, reviews, sound samples and other information. Store development costs are charged to expense as incurred. Operating and development expense was $3.7 million for the three months ended March 31, 1999 compared to $1.1 million for the corresponding period in 1998. As a percentage of net sales, operating and development expense was 16.3% for the three months ended March 31, 1999, compared to 10.8% for the three months ended March 31, 1998. The increase in both dollars and percentage terms is attributable to increased staffing and associated costs related to enhancing the features and functionality of the Company's Internet site and transaction-processing systems, as well as increased investment in store content and systems and telecommunications infrastructure to support the increased transaction volume in the CDnow store. The inclusion of N2K expenses of $555,000 after March 17, 1999 also accounted for a portion of the increase.

Sales and Marketing Expense. Sales and marketing expense consists primarily of payments related to marketing agreements, advertising and promotion, as well as payroll and related expenses for personnel engaged in marketing, selling and customer service activities. Sales and marketing expenses were $18.1 million for the three months ended March 31, 1999, compared to $9.1 million for the three months ended March 31, 1998. As a percentage of net sales, sales and marketing expense decreased to 79.0% for the three months ended March 31, 1999, compared to 90.5% for the three months ended March 31, 1998. The increase in absolute dollars was primarily attributable to increased costs associated with the Company's marketing agreements, several of which were entered into after the first quarter of 1998; advertising and production costs associated with the Company's advertising on the 1999 Grammy Awards telecast in February 1999, which were higher than the comparable costs for the 1998 Grammy Awards telecast;
increased promotional expenditures, and inclusion of N2K expenses of $1.8 million after March 17, 1999. The decrease as a percentage of sales is primarily attributable to the increased percentage of the Company's sales from repeat customer purchases, which are relatively less expensive than the cost of acquiring new customers. The Company increased its advertising expense to $13.4 million for the three months ended March 31, 1999, compared to $7.3 million for the three months ended March 31, 1998. In addition, the Company incurred increased staffing and related costs in connection with the implementation of its marketing strategy and customer service activities necessary to support its increased customer base, and increased credit card processing fees related to the growth of revenues.

The Company expects the dollar amount of sales and marketing expense to continue to increase in future periods. While the Company is hopeful that its net sales will also increase in future periods so that its sales and marketing expense will represent a decreasing percentage of net sales, the Company is not able to predict whether its net sales will increase by a sufficient amount for this to occur. No assurance can be given that the Company will achieve increased net sales or that sales and marketing expense will decrease as a percentage of net sales.

General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general and corporate expenses. General and administrative expense was $1.4 million for the three months ended March 31, 1999, compared to $850,000 for the three months ended March 31, 1998. The increase in general and administrative expense was primarily due to the hiring of additional personnel and increases in professional fees. As a percentage of net sales, general and administrative expense decreased to 6.0% for the three months ended March 31, 1999, from 8.5% for the three months ended March 31, 1998, as the Company's fixed costs were spread over a larger revenue base.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc. was $1.3 million for the three months ended March 31, 1999. There was no such expense for the three months ended March 31, 1998.

Net Loss Applicable to Common Shareholders. The Company's net loss applicable to common shareholders was $19.1 million for the three months ended March 31,1999 compared to $9.3 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's cash and cash equivalents were $62.0 million compared to $49.0 million at December 31, 1998. In February 1998, the Company consummated its initial public offering by selling an aggregate of 4,561,250 shares of Common Stock and raising net proceeds of approximately $67.0 million. In July 1998, the Company consummated a second public offering by selling an aggregate of 1,250,000 shares of Common Stock and raising net proceeds of approximately $21.5 million. Prior to February 1998, the Company primarily financed its operations through private sales of capital stock (which, through December 31, 1997, totaled $10.5 million, including $9.3 million raised in July and August of 1997), the private sale of $5.8 million of Series A Notes in November 1997, internally-generated cash flow, advances from related parties and certain other short-term loans.

Net cash used in operating activities of $14.4 million for the three months ended March 31, 1999 was primarily attributable to a net loss of $19.1 million and an increase of $1.1 million in accounts receivable, due to increased revenues, particularly advertising revenues. These increases were partially offset by a $3.1 million increase in accounts payable and accrued expenses, due to an increase in accrued merchandise costs, and $2.2 million in depreciation and amortization, which includes $1.3 million of amortization of goodwill and other intangible assets associated with the merger with N2K. These changes are exclusive of the assets acquired and liabilities assumed from N2K as of the merger date, March 17, 1999. For the three months ended March 31, 1998, cash used in operating activities of $11.7 million resulted primarily from a net loss of $9.2 million, a decrease of $3.1 million in accounts payable, and an increase of $241,000 in accounts receivable, partially offset by depreciation and amortization of $517,000.

Net cash provided by investing activities was $27.2 million for the three months ended March 31, 1999, which consisted of $27.8 million in cash acquired from the acquisition of N2K, partially offset by purchases of equipment of $544,000. Net cash provided by investing activities of $289,000 for the three months ended March 31, 1998 was attributable to the sale of short-term investments of $1.0 million, partially offset by purchases of equipment of $714,000.

Net cash provided by financing activities was $61,000 for the three months ended March 31, 1999, and consisted of proceeds from warrants and options exercised of $307,000, partially offset by payments on capital leases of $231,000. Net cash provided by financing activities was $61.2 million for the three months ended March 31, 1998, and consisted of net proceeds of approximately $67.1 million from the Company's initial public offering, partially offset by the retirement of $5.8 million of the Company's Series A Notes.

The Company is required to pay aggregate minimum fixed fees of $30.4 million, $20.0 million and $7.2 million during the remaining nine months of 1999 and the years ended December 31, 2000 and 2001, respectively, under the Company's marketing agreements.

The Company expects to fund its future payment obligations under its marketing agreements from its cash and cash equivalents and from cash generated from future operations and financing activities. As of March 31, 1999, the Company had $62.0 million of cash and cash equivalents. As of that date, the Company's principal commitments consisted of obligations under its marketing agreements as well as obligations outstanding under capital and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates substantial increases in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include (i) its ability to retain existing customers, attract new customers and maintain customer satisfaction, (ii) its ability to successfully integrate the operations and technology of N2K into the CDnow store, (iii) its ability to convince customers of N2K's Music Boulevard to shop at the new CDnow store, (iv) the introduction of new or enhanced Web pages, services, products and marketing agreements by the Company and its competitors,
(v) price competition or higher wholesale prices, (vi) the level of use of the Internet and consumer acceptance of the Internet for the purchase of recorded music, (vii) seasonality of recorded music sales, (viii) its ability to upgrade and develop its systems and infrastructure and attract qualified personnel, (ix) technical difficulties, system downtime or Internet brownouts, (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (xi) the timing of Company promotions and sales programs, (xii) the level of merchandise returns experienced by the Company, (xiii) government regulation and (xiv) general economic conditions and economic conditions specific to the Internet and the music industry. These and other factors are included in the "Risk Factors" section of the Company's Definitive Proxy Statement on Form 14A (File No. 000-23753), which was filed with the SEC on February 17, 1999.

The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns affecting sales of recorded music. Sales in the traditional retail music industry are significantly higher in the fourth calendar quarter of each year than in the preceding three-quarters. However, to date, the Company's limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on its business. The Company believes that period-to-period comparisons of the Company's historical results are not necessarily meaningful and should not be relied upon as an indication of future results.

Risks Associated with the Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information technology since its existing systems correctly define the year 2000. The Company's non-information technology systems, which include, but are not limited to, systems such as security, heating, ventilating and air conditioning systems and facsimile machines are not considered by the Company to be date sensitive to the Year 2000 and, therefore, do not raise Year 2000 issues.

The Company is currently conducting an analysis to determine the extent to which its major suppliers' systems (insofar as they relate to the Company's business), including, but not limited to, the systems of credit card processors, telecommunications providers, product distributors and companies with whom the

Company has strategic alliances, are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to the suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. In addition, most of the purchases from the Company's store are made with credit cards via the Internet and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards or access the Internet due to the Year 2000 issues that are not rectified by their credit card vendors or by those organizations responsible for maintaining and providing access to the Internet.

The Company estimates that, as of March 31, 1999, the cost of remediating its internal systems has been approximately $100,000, and it estimates that it will spend an additional $100,000 during the remainder of 1999. The Company is funding this effort through normal working capital.

The Company intends to actively work with and encourage its suppliers to minimize the risks of business disruptions resulting from Year 2000 issues and develop contingency plans where necessary. Such plans may include, but are not limited to, using alternative suppliers and establishing contingent supply arrangements. The Company expects to have such plans in place by June 30, 1999.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

N2K and its directors are defendants in a consolidated purported class action in the U.S. District Court for the Southern District of New York entitled In re N2K Inc. Securities Litigation (Docket No. 98 CIV 3304 (HB)) (the "Consolidated Action"). The Consolidated Action consolidates two purported class actions, entitled Kuhn v. N2K Inc. et al. (Docket No. 98 CIV 4360 (HB)) and Bender v. Rosen et al. (Docket No. 98 CIV 3304 (HB)) that were previously discussed in N2K's Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 1998, June 30, 1998 and March 31, 1998, respectively. The Consolidated Action is a purported class action on behalf of Common stockholders and seeks to recover unspecified damages and other relief, as well as recovery of costs and expenses, stemming from alleged violations of the Securities Act of 1933, as amended, in connection with the public offering of the shares of N2K's Common stock in April 1998. The Consolidated Action alleges that, among other things, the defendants failed to disclose N2K's first quarter financial results in the registration statement for the April 1998 public offering. The Company, as a successor-in-interest to N2K, believes that the claims in the Consolidated Action are without merit and is vigorously defending the action. The defendants moved to dismiss the complaint on August 31, 1998 for failure to state a claim and/or for failure to plead fraud with the requisite particularity. The motion to dismiss has been fully briefed and is awaiting decision.

On or about October 27, 1998, an action entitled Rubin v. Rosen et al. (Docket No. 16743NC) was filed against N2K, its directors and CDnow in the Chancery Court of Delaware for the County of New Castle. The Rubin action is a purported class action on behalf of all Common stockholders of N2K, alleging, inter alia, that the consideration to be received by the purported class in connection with the proposed merger transaction between N2K and CDnow (the "Merger") is unfair and grossly inadequate and that the individual defendants breached their fiduciary duties in connection with the Merger. The plaintiffs agreed to and the court approved a stipulation of dismissal of this action on March 19, 1999.

On or about November 4, 1998, an action entitled Ticketmaster Ticketing Co. v. N2K Inc. (Docket No. BC200194) was filed against N2K in California Superior Court for the County of Los Angeles. The Ticketmaster action alleges that N2K breached a marketing and advertising contract dated April 23, 1998 between Ticketmaster and N2K, which N2K terminated effective October 31, 1998, based on alleged breaches of the agreement by Ticketmaster as well as other tortious conduct. Ticketmaster seeks damages in an amount not less than $8,000,000, plus pre- and post-judgment interest, as well as fees and costs. The Company, as a successor-in-interest to N2K, believes that it has substantial defenses to the claim asserted, intends to defend the action vigorously and has filed a cross-compliant for affirmative relief.

On or about November 12, 1998, an action entitled Metallica v. N2K Inc. et al. (Docket No. 98-9122 GHK (ANx)) was filed in the United States District Court for the Central District of California against N2K, Metro Independent Records, Richard Driscoll, Dutch East India Trading, and ten unnamed persons or entities. The Metallica action alleges that N2K and the other defendants have infringed copyrights and trademarks owned by Metallica and the other plaintiff, Creeping Death Music, and have violated California state law by manufacturing, distributing, advertising and selling a compact disc entitled "Metallica, Bay Area Thrashers, The Early Years." Plaintiffs seek, inter alia, injunctive relief including, but not limited to, an order requiring defendants to cease their alleged copyright and trademark infringements, damages, including but not limited to treble plaintiffs' damages and defendants' profits attributable to the alleged infringements, other damages and injunctive relief, as well as fees and costs. The Company, as a successor-in-interest to N2K, believes that the claims against it are without merit and expects such claims will be resolved through negotiation with the plaintiffs and without material adverse effect to the Company.

N2K and 17 other entities have been named as defendants in a civil action entitled Interactive Gift Express v. Compuserve, Inc., et al. (Docket 95 CV 6871
(BSJ)), which is pending in the U.S. District Court for the Southern District of New York. N2K has also been named as defendant in a civil action entitled Parsec Sight/Sound, Inc. v. N2K Inc. (Docket 98 CV 0118), which is pending in the U.S. District Court for the Western District of Pennsylvania. The plaintiffs in each of these actions allege infringement of certain intellectual property rights, and each seeks treble damages and costs in an unspecified amount, as well as other declaratory and injunctive relief. In the Interactive Gift action, the court has issued a preliminary ruling favorable to defendants. Plaintiffs have stated that they will consent to entry of judgment against them in order to speed their appeal of the court's ruling. In the Parsec action, the Company has answered the complaint and discovery is ongoing. The Company, as a successor-in-interest to N2K, believes that the claims against it in each action are without merit and intends to vigorously defend against each of them. Moreover, the Company believes that these lawsuits, even if adversely determined, will not have a material adverse effect on the Company's business, financial condition or results of operations.

From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity, if decided adversely to the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 13, 1998, the Company consummated its initial public offering of its common stock, no par value. The registration statement relating to this offering (File No. 333-41241) was declared effective on February 9, 1998. On July 28, 1998, the Company consummated a secondary public offering of its common stock. The registration statement relating to this offering (File No. 333-52367) was declared effective on July 28, 1998.

The total remaining net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses of $88,550,906 were fully expended during the three months ended March 31, 1999. An estimate of how these proceeds were used by the Company during the period February 9, 1998 through March 31, 1999 is as follows:



Improvements to Company internet site and
   other capital expenditures                       $  3,132,062
Acquisition of other businesses                          423,694
Repayment of indebtedness                              5,775,500
Sales and marketing expenses                          57,296,941
Marketing Agreements                                  17,743,500
Working capital                                        4,179,209
                                                    ------------
Total                                               $ 88,550,906


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At   a   special   meeting   of   the   stockholders   of   CDnow,   Inc.,   the
predecessor-in-interest to the Company, held on March 17, 1999, the following proposals were adopted by the margins indicated:

1. To approve the Amended and Restated Agreement and Plan of Merger dated as of January 29, 1999 by and among N2K Inc., CDnow, Inc. and Exit 8 Holding Company.

     Number of shares FOR: 9,896,996; AGAINST: 27,105; ABSTAIN: 9,340

2.   To approve the CDnow/N2K, Inc. 1999 Equity Compensation Plan.

     Number of shares FOR: 9,812,694; AGAINST: 51,067; ABSTAIN: 23,155

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS

      27.1  Financial Data Schedule.

B.    Reports on Form 8-K


        Form       Item #                 Description                      Filing Date
      --------     ------     --------------------------------------      --------------
      Form 8-K      5,7       Completion of the merger with N2K Inc.      March 19, 1999

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CDnow, Inc.



Date:  May 12, 1999
                                                        /s/ Jason Olim
                                                    ----------------------------
                                                                      Jason Olim
                                                                     President &
                                                         Chief Executive Officer

                                                        /s/ Joel Sussman
                                                    ----------------------------
                                                                    Joel Sussman
                                                       Vice President, Treasurer
                                                     and Chief Financial Officer