Form 10-Q
period 1999-06-30
CDNOW INC/PA
filed 1999-08-13
CIK 1078887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                                   (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended : June 30, 1999

                                       or

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

                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 9, 1999: 30,266,710 shares of common stock, no par value

                                   CDnow, Inc.

                                      INDEX




Part I -  Financial Information

Item 1.   Financial Statements                                              Page

Unaudited Consolidated Balance Sheets as of June 30, 1999 and
December 31, 1998..............................................................3

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998...................................................4

Unaudited Consolidated Statements of Cash Flows for the six months ended
June 30, 1999 and 1998.........................................................5

Notes to Unaudited Consolidated Financial Statements...........................6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10


Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........18

Part II - Other Information

          ITEM 1. Legal Proceedings...........................................19
          ITEM 2. Changes in Securities and Use of Proceeds...................20
          ITEM 3. Defaults Upon Senior Securities.............................20
          ITEM 4. Submission of Matters to a Vote of Security Holders.........20
          ITEM 5. Other Information...........................................20
          ITEM 6. Exhibits and Reports on Form 8-K............................20

Signatures      ..............................................................21

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          CDNOW, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                   June 30, 1999      December 31, 1998
                                                                 -----------------    -----------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 41,928,290         $ 49,041,370
  Accounts receivable (net of reserves of $738,807 and $299,991)      4,126,885              839,672
  Prepaid expenses and other                                          9,991,392            8,322,889
                                                                 -----------------    -----------------
    Total current assets                                             56,046,567           58,203,931
                                                                 -----------------    -----------------
  Property and equipment, net                                        16,451,332            6,643,995
  Goodwill and other intangibles, net                                85,897,634              833,735
  Other assets                                                        2,062,782            3,361,982
                                                                 -----------------    -----------------
                                                                   $160,458,315         $ 69,043,643
                                                                 =================    =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current portion of long term debt                                $  1,316,860         $    822,043
  Accounts payable                                                   19,844,678           10,306,323
  Accrued merger costs                                                4,801,119                   --
  Accrued expenses and other current liabilities                     16,570,593            4,667,395
                                                                 -----------------    -----------------
    Total current liabilities                                        42,533,250           15,795,761
                                                                 -----------------    -----------------

Long term debt                                                        1,992,417            1,750,892
Common stock subject to put rights                                    2,999,995                   --
Deferred rent liabilities                                               873,954              358,053

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, 50,000,000 and 20,000,000
  shares authorized, no shares issued and outstanding
Common stock, no par value, 200,000,000 and 50,000,000
  shares authorized, 30,149,867 and 17,842,975 issued
  and outstanding                                                   204,250,328          102,137,536
Additional paid-in capital                                           13,853,623            4,325,817
Deferred compensation                                                  (110,676)            (216,913)
Accumulated deficit                                                (105,934,576)         (55,107,503)
                                                                 -----------------    -----------------
    Total stockholders' equity                                      112,058,699           51,138,937
                                                                 -----------------    -----------------
                                                                   $160,458,315         $ 69,043,643
                                                                 =================    =================

        The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  -----------------------------   -----------------------------
                                                      1999            1998            1999            1998
                                                  -------------   -------------   -------------   -------------
Net sales                                         $ 34,616,244    $ 11,610,141    $ 57,459,113    $ 21,624,030
Cost of sales                                       28,000,743       9,290,241      45,984,318      17,568,588
                                                  -------------   -------------   -------------   -------------
    Gross profit                                     6,615,501       2,319,900      11,474,795       4,055,442

Operating expenses:
  Operating and development                          5,827,207       1,684,665       9,553,389       2,765,714
  Sales and marketing                               21,680,005       9,293,703      39,731,187      18,355,629
  General and administrative                         3,362,400         855,074       4,733,756       1,705,359
  Amortization of goodwill and other intangibles     8,144,055          28,800       9,481,681          28,800
                                                  -------------   -------------   -------------   -------------
    Total operating expenses                        39,013,667      11,862,242      63,500,013      22,855,502

  Operating loss                                   (32,398,166)     (9,542,342)    (52,025,218)    (18,800,060)
                                                  -------------   -------------   -------------   -------------
Interest and other income                              766,131         722,012       1,394,253       1,228,051
Interest expense                                       (88,242)        (48,400)       (192,862)       (494,914)
                                                  -------------   -------------   -------------   -------------
Net loss                                           (31,720,277)     (8,868,730)    (50,823,827)    (18,066,923)
                                                  -------------   -------------   -------------   -------------

Accretion of preferred stock to redemption value            --              --              --        (115,542)

Net loss applicable to common shareholders        $(31,720,277)   $ (8,868,730)   $(50,823,827)   $(18,182,465)
                                                  =============   =============   =============   =============

Basic and diluted loss per common share:
  Net loss per common share                       $      (1.06)   $      (0.55)   $      (2.04)   $      (1.29)
                                                  =============   =============   =============   =============
Weighted average number of shares outstanding       30,038,908      16,074,787      24,960,940      14,044,939
                                                  =============   =============   =============   =============

        The accompanying notes are an integral part of these statements.

                           CDNOW, INC AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Six Months Ended June 30,
                                                          -------------------------------
                                                               1999            1998
                                                          --------------   --------------
Operating Activities:
  Net loss                                                $ (50,823,827)   $ (18,066,923)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                          12,124,299          750,610
      Common Stock options issued to non-employees               31,979               --

  Increase in operating assets and liabilities:
      Accounts receivable                                    (1,785,111)           2,661
      Prepaid expenses and other                              5,193,536       (1,597,421)
      Accounts payable                                        4,496,676       (5,549,024)
      Accrued expenses                                         (735,214)         902,594
      Deferred revenue                                          225,385         (105,266)
      Deferred rent liability                                   515,901           89,166
                                                          --------------   --------------
    Net cash used in operating activities                   (30,756,376)     (23,573,603)
                                                          --------------   --------------
Investing Activities:
  Sales and maturities of short-term investments                     --        1,003,045
  Purchases of property and equipment                        (1,633,771)      (1,637,206)
  Net cash acquired in (used in) acquisition                 25,266,787         (423,694)
                                                          --------------   --------------
    Net cash provided by (used in) investing activities      23,633,016       (1,057,855)
                                                          ==============   ==============
Financing Activities:
  Payments on term loans payable                                (29,310)         (25,139)
  Repayment of Series A Notes and warrants                           --       (5,777,500)
  Repayment of advances due to related parties                       --           (3,261)
  Payments on capitalized lease obligations                    (481,712)        (176,476)
  Proceeds from warrants exercised                              102,352           59,890
  Proceeds from options exercised                               418,950           80,706
  Proceeds from issuance of Common stock, net                        --       67,077,862
                                                          --------------   --------------
    Net cash provided by financing activities                    10,280       61,236,082
                                                          --------------   --------------
Increase (decrease) in cash and cash equivalents             (7,113,080)      36,604,624
Cash and cash equivalents, beginning of period               49,041,370       10,686,001
                                                          --------------   --------------
Cash and cash equivalents, end of period                  $  41,928,290    $  47,290,625
                                                          ==============   ==============

        The accompanying notes are an integral part of these statements.

                          CDNOW, INC AND SUBSIDIARIES.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Form 10-K as of and for the year ended December 31, 1998 for CDnow, Inc. and its subsidiaries (the "Company") for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year or for any other interim period due to seasonality and other factors.

NOTE 2 -- THE COMPANY

The Company is one of the leading electronic commerce retailers of pre-recorded music, including compact discs ("CDs"), and other entertainment-related products. The Company is also a source of entertainment-related content and a focal point of an Internet community for the exchange of entertainment-related news and information. The Company's revenues are derived from the sale of pre-recorded music, other entertainment-related products and advertising on the Company's cdnow.com site. The Company contracts with outside vendors for fulfillment services to deliver its products to customers.

Since inception (February 12, 1994), the Company has incurred significant losses, and as of June 30, 1999 had accumulated losses of $105.9 million. For the six months ended June 30, 1999 and the year ended December 31, 1998, the Company's net losses were $50.8 million and $43.9 million, respectively. The Company intends to continue investing heavily in marketing and promotion, Internet site development and technology, and development of its administrative organization. As a result, the Company believes it will continue to incur substantial operating losses for the foreseeable future. Because the Company has relatively low product gross margins, achieving profitability given planned spending levels depends upon the Company's ability to generate and sustain substantially increased revenue and gross margins. There can be no assurance that the Company will be able to generate sufficient revenues or gross margins to achieve or sustain profitability in the future.

On October 22, 1998, CDnow and N2K Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The parties created a new public company, initially named CDnow/N2K, Inc. ("CDnow/N2K"). The Merger Agreement provided for the merger (the "Merger") of wholly-owned subsidiaries of CDnow/N2K into each of CDnow and N2K. CDnow and N2K survived the Merger and became wholly-owned subsidiaries of CDnow/N2K. In the Merger, each outstanding share of common stock of CDnow was converted into one share of CDnow/N2K and each outstanding share of common stock of N2K was converted into .83 shares of CDnow/N2K. As a result, the shareholders of CDnow owned approximately 60% of the combined company and the stockholders of N2K owned approximately 40% of the combined company as of the date the Merger was completed on March 17, 1999. Also on the Merger completion date, CDnow/N2K was renamed CDnow, Inc.

On July 13, 1999, the Company announced the execution of a definitive agreement with Sony Corporation of America and Time Warner Inc. to merge with Columbia House, the leading club-based direct marketer of music and videos, which is owned equally by Sony Corporation and Time Warner Inc. The agreement provides for the formation of a new public company to be owned 37 percent each by Sony and Time Warner. CDnow's existing stockholders will own the remaining 26 percent. Consummation of the merger is subject to various conditions, including, but not limited to, approval by the shareholders of the Company. The Company expects the merger to be completed during the fourth quarter of 1999.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

Net Loss Per Common Share. The Company has presented net loss per share amounts for the three and six month periods ended June 30, 1999 and 1998 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Basic and diluted loss per share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common stock outstanding during the three and six months ended June 30, 1999 and 1998. Diluted loss per share is the same amount as basic earnings per share because the impact on loss per share using the treasury stock method is anti-dilutive due to the Company's losses.

Cash and Cash Equivalents. For the purposes of the consolidated balance sheet and statement of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage backed bonds and highly rated corporate securities.

Common Stock Subject to Put Rights. America Online, Inc. ("AOL") and N2K Inc. ("N2K"), a predecessor-in-interest to and, as of the merger of CDnow and N2K, which occurred on March 17, 1999, a wholly-owned subsidiary of CDnow, entered into an agreement, pursuant to which AOL agreed to purchase from N2K at its initial public offering price per share of $19.00 (less underwriting discounts and commissions) an aggregate amount of approximately $3.0 million or 169,779 shares of N2K's Common stock (the "AOL Purchase"). Subsequent to the Merger, the price per share converted to $22.89 and the number of shares converted to 140,916 shares of CDnow common stock. N2K granted AOL certain shelf and other registration rights with respect to the shares purchased by AOL in the AOL Purchase, including the right to require N2K to register such shares for resale, to have such registration statement declared effective on or before April 16, 1998 and to maintain the effectiveness of such registration statement for a period of two years from the consummation of the AOL Purchase. As N2K had not caused such registration statement to be declared effective by April 16, 1998, AOL has the right to require the Company, as a successor-in-interest to N2K, to repurchase such shares for cash at a price equal to the greater of the original purchase price or the then-current fair market value. Accordingly, the value of these shares is not included in Stockholders' equity. The fair market value of the Company's common stock as of August 4, 1999 was $16.25 per common share. As of August 4, 1999, these shares had not been registered and AOL had not exercised its put right. The Common stock subject to put rights on the Company's consolidated balance sheets will be accreted to its fair market value based upon the price of the Company's stock at each reporting date. The fair market value will be recorded as a charge to retained earnings at each reporting date and will reduce earnings available to Common shareholders. As of August 4, 1999, there was no charge as the market value of the Company's common stock is below $22.89 per Common share.

Revenue Recognition. Net sales, which consist primarily of pre-recorded music sold via the Internet, include shipping and handling charged to customers and are recognized when the products are shipped. The Company records a reserve for estimated returns, which is based on historical return rates. Revenues for sales of advertising on the Company's cdnow.com site are recognized as advertising is run.

Operating and Development Expense. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure and royalties paid by the Company on product sales in return for licensing of ratings, reviews, sound samples and other information.

Sales and Marketing Expense. Sales and marketing expense consists primarily of expenses related to advertising, promotion and marketing agreements as well as payroll and related expenses for personnel engaged in marketing, selling and customer service activities and credit card processing fees. Advertising costs are included in sales and marketing expenses and are charged to expense as incurred. Advertising costs were approximately $14.6 million and $28.0 million for the three and six months ended June 30, 1999 compared to approximately $6.7 million and $14.0 million for the three and six months ended June 30, 1998, respectively.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

Payments Under Marketing Agreements. Under the Company's current marketing agreements, the Company is required to pay aggregate minimum fixed fees of $20.1 million, $18.9 million, and $7.4 million during the remaining six months of 1999 and the years ending December 31, 2000 and 2001, respectively.

The Company expects to amortize the costs associated with its marketing agreements over the contract terms, with the amortization method primarily based on the rate of delivery of certain guarantees (impressions, click-throughs or customers) to be received during the contract term.

General. Many of the Company's marketing agreements, including, but not limited to, the AOL, Yahoo!, Excite, Netscape, MTV/VH1 and Rolling Stone Network agreements, contain provisions which may require additional payments to be made by the Company based on factors such as click-throughs and new customers generated. To date, the amount of such payments has not been material. Such payments are expensed as incurred. The Company will continue to evaluate the realizability of assets recorded, and if necessary, write down the assets to their net realizable value.

NOTE 5 -- ACQUISITION

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


        Intangible Assets:             Assigned Value    Amortization Period
------------------------------------   --------------    -------------------
Web site technology                    $   4,000,000          2 years
Strategic alliances/customers             19,000,000          3 years
Assembled workforce                        2,200,000          3 years
Goodwill                                  69,345,579          3 years
                                       --------------
Total goodwill and other intangibles   $  94,545,579

Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc., which was acquired in May 1998, were approximately $8.1 million and $9.5 million for the three and six months ended June 30, 1999, respectively. Amortization of goodwill and other intangibles was $28,800 for the three and six months ended June 30, 1998 and only related to the acquisition of superSonic Boom, Inc. Accumulated amortization as of June 30, 1999 and December 31, 1998 was approximately $9.7 million and $203,000, respectively. In addition, the balance of accrued merger costs relating to the acquisition of N2K was approximately $4.8 million as of June 30, 1999 and include investment banking fees and severance-related costs.

If the N2K acquisition had occurred on January 1, 1998, pro forma revenue, net loss and loss per common share would have been as set forth in the following table for the three and six months ended June 30, 1999 and 1998, respectively:


                          Three Months Ended June 30,        Six Months Ended June 30,
                                  (Pro forma)                       (Pro forma)
                        -------------------------------   -------------------------------
                             1999             1998             1999             1998
                        --------------   --------------   --------------   --------------
Revenue                 $  34,616,244    $  20,675,018    $  70,943,492    $  37,016,870
Net loss                $ (31,720,277)   $ (33,356,952)   $ (69,961,539)   $ (64,414,693)
Loss per common share   $       (1.06)   $       (1.18)   $       (2.33)   $       (2.46)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," will," "expect," "anticipate", "intend," "estimate," "believe," "goal," or "continue" or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical and anticipated results, which may occur as a result of a variety of factors including, but not limited to, those set forth under the "Overview" and "Liquidity and Capital Resources" sub-sections included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this document and in the "Risk Factors" section of the Company's Definitive Proxy Statement on Form 14A (File No. 000-23753), which was filed with the Securities and Exchange Commission ("SEC") on February 17, 1999. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive online commerce and entertainment environments, the Company's dependence on its marketing agreements and key suppliers and distributors, and the risks associated with capacity constraints, systems development, relationships with artists and the management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers should carefully review the factors set forth in other reports or documents that the Company files from time-to-time with the SEC and matters generally affecting online commerce and online sale of entertainment-related products, including, but not limited to, music retailing.

RECENT DEVELOPMENTS

Acquisition of N2K Inc. On October 22, 1998, CDnow and N2K Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The parties created a new public company, initially named CDnow/N2K Inc. ("CDnow/N2K"). The Merger Agreement provided for the merger (the "Merger") of wholly-owned subsidiaries of CDnow/N2K into each of CDnow and N2K. CDnow and N2K survived the Merger and became wholly-owned subsidiaries of CDnow/N2K. In the Merger, each outstanding share of common stock of CDnow was converted into one share of CDnow/N2K and each outstanding share of common stock of N2K was converted into .83 shares of CDnow/N2K. As a result, the shareholders of CDnow owned approximately 60% of the combined company and the stockholders of N2K owned approximately 40% of the combined company as of the date the Merger was completed on March 17, 1999. Also on the Merger completion date, CDnow/N2K was renamed CDnow, Inc.

Columbia House Merger. On July 13, 1999, the Company announced the execution of a definitive agreement with Sony Corporation of America and Time Warner Inc. to combine the businesses of the Company and Columbia House, the leading club-based direct marketer of music and videos, which is owned equally by Sony Corporation and Time Warner Inc. The agreement provides for the formation of a new public company to be owned 37 percent each by Sony and Time Warner. CDnow's existing stockholders will own the remaining 26 percent. Consummation of the merger is subject to various conditions, including, but not limited to, approval by the shareholders of the Company. The Company expects the merger to be completed during the fourth quarter of 1999.

OVERVIEW

The Company is one of the leading electronic commerce retailers of pre-recorded music, including CDs, and other entertainment-related products. The Company is also a source of entertainment-related content and a focal point of an Internet community for the exchange of entertainment-related news and information. Its early entry into the online music retailing industry has helped the Company gain a well-recognized brand and a large customer base. The Company strives to combine the advantages of online commerce with superior customer focus in order to be the authoritative source for the online purchase of music including, without limitation, CDs, and other entertainment-related products. The Company's online store, cdnow.com, offers broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. Due to the Company's retail focus, revenues are primarily derived from the sale of pre-recorded music and related products, drawing from its comprehensive selection of approximately 500,000 items. The Company also sells advertising space and sponsorships on its site to companies interested in promoting their own goods and services to the Company's customer base and the large number of visitors to the Company's web site.

The Company has grown rapidly since its inception in 1994. Approximately 2.4 million customers have made purchases from either CDnow or from Music Boulevard, the Internet music retail store operated previously by N2K (which, as of May 17, 1999 was consolidated into the cdnow.com online store), since their inception through June 30, 1999, of whom approximately 755,000 made their initial purchase during the six months ended June 30, 1999. The Company's net sales grew to $34.6 million during the three months ended June 30, 1999, compared to $11.6 million during the three months ended June 30, 1998. The Company's net sales increased to $57.5 million during the six months ended June 30, 1999, compared to $21.6 million during the six months ended June 30, 1998. In addition to the sales generated from the traffic of Music Boulevard customers as a result of the acquisition of N2K, and the rapid acquisition of new customers, the Company has also generated significant customer loyalty. Repeat customers accounted for approximately 63% of net sales during the six months ended June 30, 1999, up from approximately 54% during the six months ended June 30, 1998.

The Company believes that the key factors affecting its long-term financial success include its ability to obtain new customers at reasonable costs, retain customers and encourage repeat purchases. The Company seeks to expand its customer base through multiple marketing channels, which include (i) pursuing an aggressive marketing campaign using a combination of online and traditional marketing, (ii) establishing marketing agreements with major Internet content and service providers, (iii) entering into linking arrangements with other Internet sites as part of its Cosmic Credit and C2 affiliate website programs and (iv) using direct marketing techniques to target new and existing customers with personalized communications. The Company periodically enters into marketing agreements with various Internet portals and online content providers. The Company presently has marketing agreements in place with, among others, AOL, Yahoo!, Excite, MTV/VH1 and Rolling Stone Network.

Since its inception, the Company has incurred significant net losses and, as of June 30, 1999, had accumulated losses of $105.9 million. As it seeks to expand aggressively, the Company believes that its operating expenses will continue at a high level as a result of the financial commitments related to the development of marketing channels, future marketing agreements, and improvements to its Internet site and other capital expenditures. The Company expects that it will continue to incur losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business. Since the Company has relatively low product gross margins, the ability of the Company to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from the Company's marketing efforts, the Company will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of pre-recorded music, including CDs, and other entertainment-related products to achieve or maintain profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

                Three Months Ended June 30, 1999, Compared to the
                         Three Months Ended June 30,1998
                -------------------------------------------------

Net Sales. Net sales reflect the sale of pre-recorded music and other entertainment-related products, net of estimated returns and include outbound shipping and handling charges. The sale of advertising on the Company's cdnow.com site is also included in net sales. For the three months ended June 30, 1999, net sales were $34.6 million, representing an increase of 198% over the corresponding period in 1998. Net sales for the three month period ended June 30, 1999, include the Company's sales to Music Boulevard customers as a result of the acquisition of N2K. The increase in sales is also attributable to continued growth of the Company's customer base, increased sales from repeat customers and increased advertising revenue. International sales represented 20% of net sales for the three months ended June 30, 1999, compared to 22% for the corresponding period in 1998. The decrease in international sales as a percentage of net sales is due to a proportionally larger increase in domestic sales from Music Boulevard customers as a result of the acquisition of N2K.

For the three months ended June 30, 1999, the Company added approximately 332,000 new customers, bringing the total number of customers who have made purchases at either CDnow or Music Boulevard since inception to approximately
2.4 million as of June 30, 1999. Repeat customer purchases represented approximately 66% of net sales for the three months ended June 30, 1999 compared to 57% for the three months ended June 30, 1998. During the quarter the Company focused on implementing the fusion of the CDnow and Music Boulevard online stores into a single integrated site and on migrating existing Music Boulevard customers to the new CDnow online store. As a result, the Company primarily targeted its marketing efforts at existing customers, rather than new customer acquisition. In addition, the Company's second-quarter revenues were affected by delays in transitioning certain links from a large marketing partner to the new CDnow online store and by delays in fulfilling CDnow customer orders as a result of a warehouse relocation by a major supplier.

Cost of Sales. Cost of sales consists primarily of the cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling charges. Cost of sales was $28.0 million for the three months ended June 30, 1999, compared to $9.3 million for the corresponding period in 1998. The Company's gross margin decreased to 19.1% for the three months ended June 30, 1999, compared to 20.0% for the corresponding period in 1998. The decrease in gross margin percentage was primarily due to the overall price decline as a result of the synchronization of CDnow and N2K's price lists effective April 1, 1999; and an extended storewide sale beginning May 17, 1999 to promote the re-launch of the Company's website (cdnow.com). This impact was partially offset by the positive effect of advertising revenue, which has a higher margin than product sales.

During the quarter ended September 30, 1998, the Company determined to include credit card processing fees ("Credit Card Fees") in sales and marketing expenses rather than in cost of sales, as was previously the case. This change was made based on management's determination that including Credit Card Fees in sales and marketing expense was more consistent with the treatment of such expenses by retailers generally. The financial information in this Form 10-Q related to the Company's results of operations for the three months ended June 30, 1998, have been restated to reflect this change. Credit Card Fees were approximately
$843,000 and $310,000 during the three months ended June 30, 1999 and 1998, respectively. If Credit Card Fees were included in cost of sales, gross profit margins would have been 16.7% and 17.3%, during the three months ended June 30, 1999 and 1998, respectively.

Operating and Development Expense. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure, and royalties paid by the Company on product sales in return for licensing of ratings, reviews, sound samples and other information. Store development costs are charged to expense as incurred. Operating and development expense was $5.8 million for the three months ended June 30, 1999 compared to $1.7 million for the corresponding period in 1998. As a percentage of net sales, operating and development expense was 16.8% for the three months ended June 30, 1999 compared to 14.5% for the three months ended June 30, 1998. The increase in both dollars and percentage terms is attributable to costs associated with supporting increased traffic and sales volume in the CDnow store, including the costs associated with operating two separate websites from March 18, 1999 through May 17, 1999 following the acquisition of N2K. The increase is also attributable to increased staffing and associated costs related to enhancing the features and functionality of the Company's Internet site and transaction-processing systems, as well as increased investments in store content, systems and telecommunications infrastructure to support the increased transaction volume in the CDnow store.

Sales and Marketing Expense. Sales and marketing expense consists primarily of expenses related to marketing agreements, advertising and promotion, as well as payroll and related expenses for personnel engaged in marketing, selling and customer service activities. Sales and marketing expense was $21.7 million for the three months ended June 30, 1999, compared to $9.3 million for the three months ended June 30, 1998. The increase in absolute dollars was primarily attributable to increased costs associated with the Company's marketing agreements, including marketing agreements assumed by CDnow as a result of the acquisition of N2K and marketing agreements entered into during or after the second quarter of 1998. The increase is also due to increased advertising and promotional expenditures, increased staffing and related costs in connection with the implementation of its marketing strategy and customer service activities necessary to support its increased customer base, and increased credit card processing fees related to the growth of revenues. As a percentage of net sales, sales and marketing expense decreased to 62.6% for the three months ended June 30, 1999, compared to 80.0% for the three months ended June 30, 1998. The decrease as a percentage of sales is primarily attributable to the increased percentage of the Company's sales from repeat customer purchases, which are relatively less expensive than the cost of acquiring new customers.

The Company expects the dollar amount of sales and marketing expense to continue to increase in future periods. The Company is hopeful that its net sales will increase in future periods and that its sales and marketing expense will represent a decreasing percentage of net sales. However, no assurance can be given that the Company will achieve increased net sales or that sales and marketing expense will decrease as a percentage of net sales.

General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general and corporate expenses. General and administrative expense was $3.4 million for the three months ended June 30, 1999 compared to $0.9 million for the three months ended June 30, 1998. As a percentage of net sales, general and administrative expense increased to 9.7% for the three months ended June 30, 1999 from 7.4% for the three months ended June 30, 1998. The increase in general and administrative expense, in both dollars and percentage terms, was primarily due to the hiring of additional personnel to support the overall growth of the Company and the acquisition of N2K. The increase is also attributable to increased professional fees and the inclusion of merger-related expenses of approximately $720,000 incurred in connection with the Company's July 12, 1999 definitive agreement to merge with Columbia House.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc. was $8.1 million for the three months ended June 30, 1999, compared to $28,800 for the three months ended June 30, 1998.

Net Loss Applicable to Common Shareholders. The Company's net loss applicable to common shareholders was $31.7 million for the three months ended June 30, 1999, compared to $8.9 million for the three months ended June 30, 1998.

                Six Months Ended June 30, 1999, Compared to the
                         Six Months Ended June 30, 1998
                -----------------------------------------------

Net Sales. Net sales were $57.5 million for the six months ended June 30, 1999, representing an increase of 166% over the corresponding period in 1998. Net sales for the six month period ended June 30, 1999, include the Company's sales to Music Boulevard customers as a result of the acquisition of N2K as of March 17, 1999. The increase in sales is also attributable to continued growth of the Company's customer base, increased sales from repeat customers and increased advertising revenue. For the six months ended June 30, 1999, the Company added approximately 755,000 new customers, bringing the total number of customers who have made purchases at either CDnow or Music Boulevard since inception to approximately 2.4 million as of June 30, 1999. Repeat customer purchases represented approximately 63% of net sales for the six months ended June 30, 1999, compared to 54% for the six months ended June 30, 1998. International sales represented 20% of net sales for the six months ended June 30, 1999 compared to 22% for the corresponding period in 1998. The decrease in international sales as a percentage of net sales is due to a proportionally larger increase in domestic sales resulting from the inclusion of sales to Music Boulevard customers as a result of the acquisition of N2K.

Cost of Sales. Cost of sales were $46.0 million for the six months ended June 30, 1999 compared to $17.6 million for the corresponding period in 1998. The Company's gross profit margin increased to 20.0% for the six months ended June 30, 1999, compared to 18.8% for the corresponding period in 1998. The increase in gross margin was primarily attributable to an increase in revenues from the sale of advertising on the CDnow site, which has a higher margin than product sales.

During the quarter ended September 30, 1998, the Company determined to include credit card processing fees ("Credit Card Fees") in sales and marketing expenses rather than in cost of sales, as was previously the case. This change was made based on management's determination that including Credit Card Fees in sales and marketing expense was more consistent with the treatment of such expenses by retailers generally. The financial information in this Form 10-Q related to the Company's results of operations for the six months ended June 30, 1998, has been restated to reflect this change. Credit Card Fees were approximately $1,287,000 and $586,000, during the six months ended June 30, 1999 and 1998, respectively. If Credit Card Fees were included in cost of sales, gross profit margins would have been 17.7% and 16.0%, during the six months ended June 30, 1999 and 1998, respectively.

Operating and Development Expense. Operating and development expense was $9.6 million for the six months ended June 30, 1999, compared to $2.8 million for the corresponding period in 1998. As a percentage of net sales, operating and development expense was 16.6% for the six months ended June 30, 1999, compared to 12.8% for the six months ended June 30, 1998. The increase in dollar and percentage terms is attributable to costs associated with supporting increased traffic and sales volume in the CDnow online store, including the costs associated with operating both the CDnow and Music Boulevard websites from March 18, 1999, following the acquisition of N2K, through May 17, 1999. The increase is also due to increased staffing and associated costs related to enhancing the features and functionality of the Company's Internet site and transaction-processing systems, as well as increased investments in store content, systems and telecommunications infrastructure to support the increased transaction volume in the CDnow store.

Sales and Marketing Expense. Sales and marketing expense was $39.7 million for the six months ended June 30, 1999, compared to $18.4 million for the six months ended June 30, 1998. As a percentage of net sales, sales and marketing expense decreased to 69.1% for the six months ended June 30, 1999 compared to 84.9% for the six months ended June 30, 1998. The increase in absolute dollars was primarily attributable to increased costs associated with the Company's marketing agreements, including those assumed by CDnow as a result of the acquisition of N2K and those entered into during or after the second quarter of 1998. The increase is also due to increased advertising and promotional expenditures including costs associated with the 1999 Grammy Awards telecast in February 1999, which were higher than the comparable costs for the 1998 Grammy Awards telecast. In addition, the Company incurred increased staffing and related costs in connection with the implementation of its marketing strategy and customer service activities necessary to support its increased customer base, and increased credit card processing fees related to the growth of revenues. The decrease as a percentage of sales is primarily attributable to the increased percentage of the Company's sales from repeat customer purchases, which are relatively less expensive than the cost of acquiring new customers.

The Company expects the dollar amount of sales and marketing expense to continue to increase in future periods. The Company is hopeful that its net sales will increase in future periods and that its sales and marketing expense will represent a decreasing percentage of net sales. However, no assurance can be given that the Company will achieve increased net sales or that sales and marketing expense will decrease as a percentage of net sales.

General and Administrative Expense. General and administrative expense was $4.7 million for the six months ended June 30, 1999 compared to $1.7 million for the six months ended June 30, 1998. As a percentage of net sales, general and administrative expense increased to 8.2% for the six months ended June 30, 1999 from 7.9% for the six months ended June 30, 1998. The increase in general and administrative expense, in both dollars and percentage terms, was primarily due to the hiring of additional personnel to support the overall growth of the Company, which was largely due to the acquisition of N2K. The increase is also attributable to increased professional fees and the inclusion of merger-related expenses of approximately $720,000 incurred in connection with the Company's July 12, 1999 definitive agreement to merge with Columbia House.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc. was $9.5 million for the six months ended June 30, 1999 compared to $28,800 for the six months ended June 30, 1998.

Net Loss Applicable to Common Shareholders. The Company's net loss applicable to common shareholders was $50.8 for the six months ended June 30, 1999 compared to $18.2 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's cash and cash equivalents were $41.9 million compared to $49.0 million at December 31, 1998. In February 1998, the Company consummated its initial public offering by selling an aggregate of 4,561,250 shares of Common Stock and raising net proceeds of approximately $67.0 million. In July 1998, the Company consummated a second public offering by selling an aggregate of 1,250,000 shares of Common Stock and raising net proceeds of approximately $21.5 million. Prior to February 1998, the Company primarily financed its operations through private sales of capital stock (which, through December 31, 1997, totaled $10.5 million, including $9.3 million raised in July and August of 1997), the private sale of $5.8 million of Series A Notes in November 1997, internally-generated cash flows, advances from related parties and certain other short-term loans.

Net cash used in operating activities of $30.8 million for the six months ended June 30, 1999 was primarily attributable to a net loss of $50.8 million and an increase of $1.8 million in accounts receivable as a result of increased revenues. These uses of cash were partially offset by a $12.1 million non-cash charge for depreciation and amortization, a $5.2 million decrease in prepaid expenses and other assets primarily due to the expense of prepaid marketing agreements, and a $3.7 million increase in accounts payable and accrued expenses, due to an increase in accrued merchandise costs. The changes in working capital exclude the impact of the acquisition of the assets acquired and liabilities assumed of N2K as of the merger date, March 17, 1999. For the six months ended June 30, 1998, cash used in operating activities of $23.6 million resulted primarily from a net loss of $18.1 million, a decrease of $4.6 million in accounts payable and accrued expenses, and an increase of $1.6 million in prepaid expenses, partially offset by depreciation and amortization of $751,000.

Net cash provided by investing activities was $23.6 million for the six months ended June 30, 1999, which consisted of $25.3 million in net cash acquired from the acquisition of N2K, partially offset by purchases of equipment of $1.6 million. Net cash used for investing activities was $1.1 million for the six months ended June 30, 1998 and consisted of purchases of equipment of $1.6 million and $424,000 of cash used in the purchase of superSonicBoom, Inc., partially offset by the sale of short term investments of $1.0 million.

Net cash provided by financing activities was $10,000 for the six months ended June 30, 1999, and consisted of proceeds from warrants and options exercised of $520,000, partially offset by payments on capital leases and term loans of $510,000. Net cash provided by financing activities was $61.2 million for the six months ended June 30, 1998, and consisted of net proceeds of approximately $67.1 million from the Company's initial public offering, partially offset by the retirement of $5.8 million of the Company's Series A Notes.

The Company is required to pay aggregate minimum fixed fees under the Company's marketing agreements of $20.1 million, $18.9 million and $7.4 million during the remaining six months of 1999 and the years ended December 31, 2000 and 2001, respectively. The Company also has minimum lease obligations associated with leased office space and capital financing arrangements.

The Company expects to fund its future payment obligations under its marketing agreements from its cash and cash equivalents and from cash generated from future operations and financing activities. As of June 30, 1999, the Company had $41.9 million of cash and cash equivalents. As of that date, the Company's principal commitments consisted of obligations under its marketing agreements as well as obligations outstanding under capital and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates substantial increases in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

In conjunction with the Company's execution of a definitive agreement on April 12, 1999 with Sony Corporation of America and Time Warner Inc. to combine the businesses of the Company and Columbia House, the Company received a commitment from Sony Music Entertainment Inc. and Time Warner Inc. to provide the Company with up to $30 million in working capital financing, if needed based on certain working capital minimums, drawable on or after December 15, 1999 to assist the Company in meeting its working capital requirements until the closing of the merger, which is expected to be completed in the fourth quarter of 1999. The Company believes that its current cash and cash equivalents are sufficient to meet payment obligations until December 15, 1999.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include (i) its ability to retain existing customers, attract new customers and maintain customer satisfaction, (ii) the introduction of new or enhanced Web pages, services, products and marketing agreements by the Company and its competitors, (iii) price competition or higher wholesale prices,
(iv) the level of use of the Internet and consumer acceptance of the Internet for the purchase of the Company's products, (v) seasonal fluctuations in sales of the Company's products, (vi) its ability to upgrade and develop its systems and infrastructure and attract qualified personnel, (vii) technical difficulties, system downtime or Internet brownouts, (viii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (ix) the timing of Company promotions and sales programs, (x) the level of merchandise returns experienced by the Company, (xi) government regulation and (xii) general economic conditions and economic conditions specific to the Internet, the online sale of products and the entertainment industry. These and other factors are included in the "Risk Factors" section of the Company's Definitive Proxy Statement on Form 14A (File No. 000-23753), which was filed with the SEC on February 17, 1999.

The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns affecting sales of recorded music and other entertainment-related products. Sales in the traditional retail music industry are significantly higher in the fourth calendar quarter of each year than in the preceding three-quarters. However, to date, the Company's limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on its business, especially with regard to products other than the sale of music CDs. The Company believes that period-to-period comparisons of the Company's historical results are not necessarily meaningful and should not be relied upon as an indication of future results.

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

The Company estimates that, as of June 30, 1999, the cost of remediating its internal systems has been approximately $100,000, and it estimates that it will spend an additional $150,000 during the remainder of 1999. The Company is funding this effort through normal working capital.

The Company intends to actively work with and encourage its suppliers to minimize the risks of business disruptions resulting from Year 2000 issues and develop contingency plans where necessary. Such plans may include, but are not limited to, using alternative suppliers and establishing contingent supply arrangements. The Company expects to have such plans in place during the fourth quarter of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

Currently, all of the Company's revenues and expenses are denominated in United States dollars. Therefore, the only current exposure to foreign currency risk relates to international sales. For the three months ended June 30, 1999, and the year ended December 31, 1998, international sales accounted for approximately 20% and 21% of net sales, respectively. To the extent that the value of the United States dollar increases relative to foreign currencies, it may be more costly for international customers to make purchases. Therefore, changes in exchange rates may impact the amount of the Company's international sales.

INTEREST RATE RISK

The Company's exposure to market risk as a result of changes in interest rates relates primarily to its investment portfolio. The Company invests in instruments that meet high credit quality standards, as specified in its investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

As of June 30, 1999, all of the Company's funds were cash equivalents. Due to the average maturity and conservative nature of its investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the six months ended June 30, 1999 would have decreased by approximately $300,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income from future changes in investment yields will depend largely on the gross amount of the Company's investments, see the "Liquidity and Capital Resources" section of this report.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

N2K (a wholly-owned subsidiary of the Company) and its directors are defendants in a consolidated purported class action in the U.S. District Court for the Southern District of New York entitled In re N2K Inc. Securities Litigation (Docket No. 98 CIV 3304 (HB)) (the "Consolidated Action"). The Consolidated Action consolidates two purported class actions, entitled Kuhn v. N2K Inc. et al. (Docket No. 98 CIV 4360 (HB)) and Bender v. Rosen et al. (Docket No. 98 CIV 3304 (HB)) that were previously discussed in N2K's Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 1998, June 30, 1998 and March 31, 1998, respectively. The Consolidated Action is a purported class action on behalf of Common stockholders and seeks to recover unspecified damages and other relief, as well as recovery of costs and expenses, stemming from alleged violations of the Securities Act of 1933, as amended, in connection with the public offering of the shares of N2K's Common stock in April 1998. The Consolidated Action alleges that, among other things, the defendants failed to disclose N2K's first quarter financial results in the registration statement for the April 1998 public offering. The Company, as a successor-in-interest to N2K, believes that the claims in the Consolidated Action are without merit and is vigorously defending the action. The defendants moved to dismiss the complaint on August 31, 1998 for failure to state a claim and/or for failure to plead fraud with the requisite particularity. On May 21, 1999, Judge Baer dismissed the plaintiff's complaint with prejudice. On June 22, 1999 plaintiffs filed a Notice of Appeal in the U.S. Court of Appeals for the Second Circuit.

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

On or about November 12, 1998, an action entitled Metallica v. N2K Inc. et al. (Docket No. 98-9122 GHK (ANx)) was filed in the United States District Court for the Central District of California against N2K, Metro Independent Records, Richard Driscoll, Dutch East India Trading, and ten unnamed persons or entities. The Metallica action alleges that N2K and the other defendants have infringed copyrights and trademarks owned by Metallica and the other plaintiff, Creeping Death Music, and have violated California state law by manufacturing, distributing, advertising and selling a compact disc entitled "Metallica, Bay Area Thrashers, The Early Years." Plaintiffs seek, inter alia, injunctive relief including, but not limited to, an order requiring defendants to cease their alleged copyright and trademark infringements, damages, including but not limited to treble plaintiffs' damages and defendants' profits attributable to the alleged infringements, other damages and injunctive relief, as well as fees and costs. On June 8, 1999 the Company and plaintiffs entered into a confidential Settlement Agreement and Mutual Release for an undisclosed amount, which amount is not material to the Company.

N2K and seventeen other entities have been named as defendants in a civil action entitled Interactive Gift Express v. Compuserve, Inc., et al. (Docket 95 CV 6871
(BSJ)), which is pending in the U.S. District Court for the Southern District of New York. N2K has also been named as defendant in a civil action entitled Parsec Sight/Sound, Inc. v. N2K Inc. (Docket 98 CV 0118), which is pending in the U.S. District Court for the Western District of Pennsylvania. The plaintiffs in each of these actions allege infringement of certain intellectual property rights, and each seeks treble damages and costs in an unspecified amount, as well as other declaratory and injunctive relief. In the Interactive Gift action, the court has issued a preliminary ruling favorable to defendants. Plaintiffs have stated that they will consent to entry of judgment against them in order to speed their appeal of the court's ruling. In the Parsec action, the Company has answered the complaint and discovery is ongoing. The Company, as a successor-in-interest to N2K, believes that the claims against it in each action are without merit and intends to vigorously defend against each of them. Moreover, the Company believes that these lawsuits, even if adversely determined, will not have a material adverse effect on the Company's business, financial condition or results of operations.

From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity, if decided adversely to the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    27.1  Financial Data Schedule.

B.  Reports on Form 8-K

      Form    Item #            Description                   Filing Date
    --------  ------  ------------------------------------   -------------
    Form 8-K   5,7    Report of the execution of an          July 12, 1999
                      Agreement of Merger and
                      Contribution by and among CDnow,
                      Inc., Time Warner Inc. and Sony
                      Corporation of America to combine
                      the businesses of CDnow and Columbia
                      House

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CDnow, Inc.



Date:  August 27, 1999                       /s/ Jason Olim
                                             -----------------------------------
                                                                      Jason Olim
                                             President & Chief Executive Officer





                                             /s/ Joel Sussman
                                             -----------------------------------
                                                                    Joel Sussman
                                                   Vice President, Treasurer and
                                                     Chief Financial Officer