Form 10-Q
period 1999-09-30
CDNOW INC/PA
filed 1999-11-12
CIK 1078887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                                   (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended : September 30, 1999

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to __________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 1999: 30,355,233 shares of common stock, no par value

                                   CDnow, Inc.

                                      INDEX

                                                                            Page
Part I -  Financial Information

Item 1.   Financial Statements

Unaudited Consolidated Balance Sheets as of September 30, 1999 and
December 31, 1998..............................................................3

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998..............................................4

Unaudited Consolidated Statements of Cash Flows for the nine months ended
September 30, 1999 and 1998....................................................5

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

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          CDNOW, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                 September 30, 1999  December 31, 1998
                                                                 ------------------  -----------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                         $  27,992,615      $  49,041,370
  Accounts receivable (net of reserves of $787,804 and $299,991)        4,760,528            839,672
  Prepaid expenses and other                                            7,968,226          8,322,889
                                                                 ------------------  -----------------
    Total current assets                                               40,721,369         58,203,931
                                                                 ------------------  -----------------
  Property and equipment, net                                          15,775,005          6,643,995
  Goodwill and other intangibles, net                                  77,547,226            833,735
  Other assets                                                          1,573,572          3,361,982
                                                                 ------------------  -----------------
                                                                    $ 135,617,172      $  69,043,643
                                                                 ==================  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current portion of long term debt                                 $   1,138,855      $     822,043
  Accounts payable                                                     27,207,211         10,306,323
  Accrued merger costs                                                  3,984,698                 --
  Accrued expenses and other current liabilities                       18,807,478          4,667,395
                                                                 ------------------  -----------------
    Total current liabilities                                          51,138,242         15,795,761
                                                                 ------------------  -----------------

Long term debt                                                          1,619,957          1,750,892
Common stock subject to put rights                                      2,999,995                 --
Deferred rent liabilities                                                 960,887            358,053

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 50,000,000 and 20,000,000
  shares authorized, no shares issued and outstanding                         --                  --
Common stock, no par value, 200,000,000 and 50,000,000
  shares authorized, 30,248,891 and 17,842,975 issued
  and outstanding                                                     203,962,558        102,137,536
Additional paid-in capital                                             15,085,069          4,325,817
Deferred compensation                                                     (84,939)          (216,913)
Accumulated deficit                                                  (140,064,597)       (55,107,503)
                                                                 ------------------  -----------------
    Total stockholders' equity                                         78,898,091         51,138,937
                                                                 ------------------  -----------------
                                                                    $ 135,617,172      $  69,043,643
                                                                 ==================  =================

        The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                                  --------------------------------  -------------------------------
                                                       1999              1998            1999            1998
                                                  ---------------   --------------  --------------  ---------------
Net sales                                         $   36,623,235    $  13,879,775   $  94,082,348   $   35,503,805
Cost of sales                                         28,594,837       10,980,974      74,579,155       28,549,562
                                                  ---------------   --------------  --------------  ---------------
Gross profit                                           8,028,398        2,898,801      19,503,193        6,954,243

Operating expenses:
  Operating and development                            6,748,065        2,390,004      16,301,454        5,155,718
  Sales and marketing                                 24,086,783       12,938,039      63,817,969       31,293,668
  General and administrative                           3,873,848          960,175       8,607,604        2,665,534
  Amortization of goodwill and other intangibles       8,133,696           87,000      17,615,377          115,800
                                                  ---------------   --------------  --------------   --------------
    Total operating expenses                          42,842,392       16,375,218     106,342,404       39,230,720
                                                  ---------------   --------------  --------------   --------------
  Operating loss                                     (34,813,994)     (13,476,417)    (86,839,211)     (32,276,477)

Interest and other income                                788,909          787,183       2,183,161        2,015,234
Interest expense                                        (104,936)         (68,160)       (297,798)        (563,074)
                                                  ---------------   --------------  --------------   --------------
Net loss                                             (34,130,021)     (12,757,394)    (84,953,848)     (30,824,317)

Accretion of preferred stock to redemption value              --               --              --         (115,542)
                                                  ---------------   --------------  --------------   --------------
Net loss applicable to common shareholders        $  (34,130,021)   $ (12,757,394)  $ (84,953,848)   $ (30,939,859)
                                                  ===============   ==============  ==============   ==============
Basic and diluted loss per common share:
  Net loss per common share                       $        (1.13)   $       (0.74)  $       (3.18)   $       (2.10)
                                                  ===============   ==============  ==============   ==============
Weighted average number of shares outstanding         30,196,369       17,141,221      26,725,732       14,764,870
                                                  ===============   ==============  ==============   ==============

        The accompanying notes are an integral part of these statements.

                           CDNOW, INC AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended September 30,
                                                        -----------------------------------
                                                              1999               1998
                                                        ----------------   ----------------
Operating Activities:
  Net loss                                              $   (84,953,848)   $   (30,824,317)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                          22,035,078          1,566,344
      Provision for returns and doubtful accounts                    --            121,732
      Common stock options issued to non-employees               55,894                 --
      Accelerated common stock option vesting                   903,000                 --

  Increase in operating assets and liabilities:
    Accounts receivable                                      (2,418,754)          (603,416)
    Prepaid expenses and other                                5,117,747         (4,966,500)
    Accounts payable                                         11,859,209            264,972
    Accrued expenses                                            439,472          2,241,765
    Deferred revenue                                            471,164            (88,171)
    Deferred rent liability                                     602,834            104,273
                                                        ----------------   ----------------
    Net cash used in operating activities                   (45,888,204)       (32,183,318)
                                                        ----------------   ----------------
Investing Activities:
  Sales and maturities of short-term investments                     --          1,003,045
  Purchases of property and equipment                        (2,708,790)        (2,320,232)
  Net cash acquired in (used in) acquisition                 27,783,893           (423,694)
                                                        ----------------   ----------------
    Net cash provided by (used in)investing activities       25,075,103         (1,740,881)
                                                        ----------------   ----------------
Financing Activities:
  Repayment of Series A Notes and warrants                           --         (5,777,500)
  Repayment of advances due to related parties                       --             (3,261)
  Payments on capitalized lease obligations & term loans     (1,061,487)          (338,887)
  Proceeds from warrants exercised                              102,352             59,890
  Proceeds from options exercised                               723,481            128,820
  Proceeds from issuance of common stock, net                        --         88,732,162
                                                        ----------------   ----------------
    Net cash provided by (used in) financing activities        (235,654)        82,801,224
                                                        ----------------   ----------------
Increase (decrease) in cash and cash equivalents            (21,048,755)        48,877,025
Cash and cash equivalents, beginning of period               49,041,370         10,686,001
                                                        ----------------   ----------------
Cash and cash equivalents, end of period                $    27,992,615    $    59,563,026
                                                        ================   ================

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

NOTE 2 -- THE COMPANY

The Company is a leading online retailer of pre-recorded music, primarily compact discs ("CDs"), and other entertainment-related products because of its broad selection, site content and competitive pricing. The Company's revenues are derived from the sale of pre-recorded music, other entertainment-related products and advertising on the Company's cdnow.com site. The Company contracts with outside vendors for fulfillment services to deliver its products to customers.

Since inception (February 12, 1994), the Company has incurred significant losses, and as of September 30, 1999 had accumulated losses of $140.1 million. For the nine months ended September 30, 1999 and the year ended December 31, 1998, the Company's net losses were $85.0 million and $43.9 million, respectively. The Company intends to continue investing heavily in marketing and promotion, Internet site development and technology and development of its administrative organization. As a result, the Company believes it will continue to incur substantial operating losses for the foreseeable future. Because the Company has relatively low product gross margins, achieving profitability given planned spending levels depends upon the Company's ability to generate and sustain substantially increased revenue and gross margins. There can be no assurance that the Company will be able to generate sufficient revenues or gross margins to achieve or sustain profitability in the future.

On October 22, 1998, CDnow and N2K Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The parties created a new public company, initially named CDnow/N2K, Inc. ("CDnow/N2K"). The Merger Agreement provided for the merger (the "Merger") of wholly-owned subsidiaries of CDnow/N2K into each of CDnow and N2K. CDnow and N2K survived the Merger and became wholly-owned subsidiaries of CDnow/N2K. At the closing of the Merger on March 17, 1999, each outstanding share of common stock of CDnow was converted into one share of CDnow/N2K and each outstanding share of common stock of N2K was converted into .83 shares of CDnow/N2K. As a result, the shareholders of CDnow owned approximately 60% of the combined company and the stockholders of N2K owned approximately 40% of the combined company. Also on the Merger closing date, CDnow/N2K was renamed CDnow, Inc.

On July 12, 1999, the Company executed a definitive agreement with Sony Corporation of America and Time Warner Inc. to merge with Columbia House, the leading club-based direct marketer of music and videos, which is owned equally by Sony and Time Warner. The agreement provides for the formation of a new public company to be owned 37 percent each by Sony and Time Warner. CDnow's existing stockholders will own the remaining 26 percent. Consummation of the merger is subject to various conditions, including, but not limited to, approval by the shareholders of the Company. The Company expects the merger to be completed late in the fourth quarter of 1999 or the first quarter of 2000.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Net Loss Per Common Share. The Company has presented net loss per share amounts for the three and nine month periods ended September 30, 1999 and 1998 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Basic and diluted loss per share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 1999 and 1998. Diluted loss per share is the same amount as basic earnings per share because the impact on loss per share using the treasury stock method is anti-dilutive due to the Company's losses.

Cash and Cash Equivalents. For the purposes of the consolidated balance sheet and statement of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage backed bonds and highly rated corporate securities.

Common Stock Subject to Put Rights. America Online, Inc. ("AOL") and N2K Inc. ("N2K"), a predecessor-in-interest to and, as of the merger of CDnow and N2K, a wholly-owned subsidiary of CDnow, entered into an agreement pursuant to which AOL agreed to purchase at its initial public offering price per share of $19.00 (less underwriting discounts and commissions) an aggregate amount of approximately $3.0 million or 169,779 shares of N2K's common stock (the "AOL Purchase"). Subsequent to the Merger, the price per share converted to $22.89 and the number of shares converted to 140,916 shares of CDnow common stock. N2K granted AOL certain shelf and other registration rights with respect to the shares purchased by AOL, including the right to require N2K to register such shares for resale, to have such registration statement declared effective on or before April 16, 1998 and to maintain the effectiveness of such registration statement for a period of two years from the consummation of the AOL Purchase. As N2K had not caused such registration statement to be declared effective by April 16, 1998, AOL has the right to require the Company, as a successor-in-interest to N2K, to repurchase such shares for cash at a price equal to the greater of the original purchase price or the then-current fair market value. Accordingly, the value of these shares is not included in stockholders' equity. The fair market value of the Company's common stock as of November 1, 1999 was $13.25 per common share. As of November 1, 1999, these shares had not been registered and AOL had not exercised its put right. The common stock subject to put rights on the Company's consolidated balance sheets will be accreted to its fair market value based upon the price of the Company's stock at each reporting date. The fair market value will be recorded as a charge to retained earnings at each reporting date and will reduce earnings available to common shareholders. As of November 1, 1999, there was no charge as the market value of the Company's common stock is below $22.89 per common share.

Revenue Recognition. Net sales, which consist primarily of pre-recorded music sold via the Internet, include shipping and handling charged to customers and are recognized when the products are shipped. The Company records a reserve for estimated returns, which is based on historical return rates. Revenues for sales of advertising on the Company's cdnow.com site are recognized as the advertising is run.

Operating and Development Expense. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure and royalties paid by the Company on product sales in return for licensing of ratings, reviews, sound samples and other information.

Sales and Marketing Expense. Sales and marketing expense consists primarily of expenses related to advertising, promotion and marketing agreements as well as payroll and related expenses for personnel engaged in marketing, selling and customer service activities and credit card processing fees. Advertising costs are included in sales and marketing expenses and are charged to expense as incurred. Advertising costs were approximately $13.8 million and $41.8 million for the three and nine months ended September 30, 1999 compared to approximately $9.7 million and $23.7 million for the three and nine months ended September 30, 1998, respectively.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

Payments Under Marketing Agreements. Under the Company's current marketing agreements, the Company is required to pay aggregate minimum fixed fees of $6.8 million, $9.9 million, and $2.8 million during the remaining three months of 1999 and the years ending December 31, 2000 and 2001, respectively. The Company also has minimum lease obligations associated with leased office space and capital financing arrangements.

The Company expects to amortize the costs associated with its marketing agreements over the contract terms, with the amortization method primarily based on the rate of delivery of certain guarantees (impressions, click-throughs or customers) to be received during the contract term.

General. Many of the Company's marketing agreements, including, but not limited to, the AOL, Excite, and MTV/VH1 agreements, contain provisions which may require additional payments to be made by the Company based on factors such as click-throughs and new customers generated. To date, the amount of such payments has not been material. Such payments are expensed as incurred. The Company will continue to evaluate the realizability of assets recorded, and if necessary, write down the assets to their net realizable value.

NOTE 5 -- ACQUISITION

On March 17, 1999, the Company completed its merger with N2K by acquiring 100% of N2K's capital stock for 12,159,249 shares of the Company's common stock valued at approximately $101,834,000 and warrants and options to purchase 1,713,644 shares of the Company's common stock valued at approximately $9,281,000. CDnow was the acquiring entity for accounting purposes. The acquisition has been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the assets purchased and the liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill and other intangibles. The following table indicates the current allocation of excess purchase price and expected amortization periods:

         Intangible Assets:             Assigned Value    Amortization Period
------------------------------------    --------------    -------------------
Web site technology                     $    4,000,000          2 years
Strategic alliances/customers               19,000,000          3 years
Assembled workforce                          2,200,000          3 years
Goodwill                                    69,128,867          3 years
                                        --------------
Total goodwill and other intangibles    $   94,328,867
                                        ==============

Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc., which was acquired in May 1998, were approximately $8.1 million and $17.6 million for the three and nine months ended September 30, 1999, respectively. Amortization of goodwill and other intangibles was $87,000 and $115,800 for the three and nine months ended September 30, 1998, respectively, and only related to the acquisition of superSonic Boom, Inc. Accumulated amortization as of September 30, 1999 and December 31, 1998 was approximately $17.8 million and $203,000, respectively. In addition, the balance of accrued merger costs relating to the acquisition of N2K was approximately $4.0 million as of September 30, 1999 and includes investment banking fees and severance-related costs.

If the N2K acquisition had occurred on January 1, 1998, pro forma revenue, net loss and loss per common share would have been as set forth in the following table for the three and nine months ended September 30, 1999 and 1998, respectively:


                        Three Months Ended September 30,    Nine Months Ended September 30,
                                  (Pro forma)                        (Pro forma)
                        --------------------------------    -------------------------------
                             1999              1998              1999             1998
                        --------------    --------------    --------------    -------------
Net revenue             $   36,623,235    $   23,377,058    $  107,566,727    $  60,393,928
Net loss                $   34,130,021    $   44,938,916    $  104,091,560    $ 109,353,609
Loss per common share   $         1.13    $         1.53    $         3.46    $        4.06

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue" or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical and anticipated results, which may occur as a result of a variety of factors including, but not limited to, those set forth under the "Overview" and "Liquidity and Capital Resources" sub-sections included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this document and in the "Risk Factors" section of the Company's Registration Statement on Form S-4 (File No. 333-72463), which was filed with the Securities and Exchange Commission ("SEC") on February 16, 1999. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive online commerce and entertainment environments, the Company's dependence on its marketing agreements and key suppliers and distributors, and the risks associated with capacity constraints, systems development, relationships with artists and the management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers should carefully review the factors set forth in other reports or documents that the Company files from time-to-time with the SEC and matters generally affecting online commerce and online sale of entertainment-related products, including, but not limited to, music retailing.

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

Columbia House Merger. On July 12, 1999, the Company executed a definitive agreement with Sony Corporation of America and Time Warner Inc. to combine the businesses of the Company and Columbia House, the leading club-based direct marketer of music and videos, which is owned equally by Sony and Time Warner. The agreement provides for the formation of a new public company to be owned 37 percent each by Sony and Time Warner. CDnow's existing stockholders will own the remaining 26 percent. Consummation of the merger is subject to various conditions, including, but not limited to, approval by the shareholders of the Company. The Company expects the merger to be completed late in the fourth quarter of 1999 or the first quarter of 2000.

OVERVIEW

The Company is one of the leading electronic commerce retailers of pre-recorded music, primarily CDs and other entertainment-related products. Its early entry into the online music retailing industry has helped the Company gain a well-recognized brand and a large customer base. The Company strives to combine the advantages of online commerce with superior customer focus in order to be the authoritative source for the online purchase of music including, without limitation, CDs, and other entertainment-related products. The Company's online site, cdnow.com, offers broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. Due to the Company's retail focus, revenues are primarily derived from the sale of pre-recorded music and related products. The Company also sells advertising and sponsorships to companies interested in promoting their own goods and services to the Company's customer base and the large number of visitors to the Company's online site.

The Company has grown rapidly since its founding in 1994. Since inception, approximately 2.7 million customers have made purchases from either CDnow or from Music Boulevard, the Internet music retail store previously operated by N2K, which was integrated into the cdnow.com online site on May 17, 1999. Approximately 1.1 million customers made their initial purchase during the nine months ended September 30, 1999. The Company's net sales grew to $36.6 million during the three months ended September 30, 1999, compared to $13.9 million during the three months ended September 30, 1998. The Company's net sales increased to $94.1 million during the nine months ended September 30, 1999, compared to $35.5 million during the nine months ended September 30, 1998.

In addition to the sales generated from Music Boulevard customers as a result of the acquisition of N2K and the rapid acquisition of new customers, the Company has also generated significant sales from existing customers. Repeat customers accounted for approximately 65% of net sales during the nine months ended September 30, 1999, up from approximately 56% during the nine months ended September 30, 1998.

The Company believes that the key factors affecting its long-term financial success include its ability to obtain new customers at reasonable costs, retain customers and encourage repeat purchases. The Company seeks to expand its customer base through multiple marketing channels, which include (i) pursuing an aggressive marketing campaign using a combination of online and traditional offline marketing, including print, television and radio advertising, (ii) continuing marketing agreements with one or more Internet content and service providers, (iii) entering into linking arrangements with other Internet sites as part of its Cosmic Music Network and C2 affiliate website programs and (iv) using direct marketing techniques to target new and existing customers with personalized communications. The Company periodically enters into marketing agreements with various Internet portals and online content providers. The Company presently has marketing agreements in place with, among others, AOL, Excite and MTV/VH1.

Since its inception, the Company has incurred significant net losses and, as of September 30, 1999, had accumulated losses of $140.1 million. As it seeks to expand aggressively, the Company believes that its operating expenses will continue at a high level as a result of the financial commitments related to the development of marketing channels, future marketing agreements, and improvements to its online site and other capital expenditures. The Company expects that it will continue to incur losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business. Since the Company has relatively low product gross margins, the ability of the Company to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from the Company's marketing efforts, the Company will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of pre-recorded music, including CDs, and other entertainment-related products to achieve or maintain profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

             Three Months Ended September 30, 1999, Compared to the
                     Three Months Ended September 30, 1998
             ------------------------------------------------------

Net Sales. Net sales reflect the sale of pre-recorded music and other entertainment-related products, net of estimated returns, and include outbound shipping and handling charges. Revenues from the sale of advertising on the Company's online site are also included in net sales. For the three months ended September 30, 1999, net sales were $36.6 million, representing an increase of 164% over the corresponding period in 1998. The increase in sales is attributable to continued growth of the Company's customer base, increased sales from repeat customers (including former Music Boulevard customers) and increased advertising revenue. International sales represented 21% of net sales for the three months ended September 30, 1999, compared to 22% for the corresponding period in 1998. The decrease in international sales as a percentage of net sales is primarily due to a proportionally larger increase in domestic sales from Music Boulevard customers obtained as a result of the acquisition of N2K, which had derived a smaller percentage of its sales from international customers than CDnow.

For the three months ended September 30, 1999, the Company added approximately 314,000 new customers, bringing the total number of customers who have made purchases at either CDnow or Music Boulevard since inception to approximately
2.7 million as of September 30, 1999. Repeat customer purchases represented approximately 68% of net sales for the three months ended September 30, 1999 compared to 59% for the three months ended September 30, 1998. During the quarter, the Company continued to devote a substantial portion of its marketing efforts to the retention of existing customers.

Cost of Sales. Cost of sales consists primarily of the cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling charges. Cost of sales was $28.6 million for the three months ended September 30, 1999, compared to $11.0 million for the corresponding period in 1998. The Company's gross margin increased to 21.9% for the three months ended September 30, 1999, compared to 20.9% for the corresponding period in 1998. The increase in gross margin percentage was primarily due to increased advertising revenue, which has a higher margin than product sales.

Operating and Development Expense. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure, and royalties paid by the Company on product sales in return for licensing of ratings, reviews, sound samples and other information. Store development costs are charged to expense as incurred. Operating and development expense was $6.7 million for the three months ended September 30, 1999 compared to $2.4 million for the corresponding period in 1998. As a percentage of net sales, operating and development expense was 18.4% for the three months ended September 30, 1999 compared to 17.2% for the three months ended September 30, 1998. The increase in both percentage and dollar terms is attributable to costs of systems and telecommunications infrastructure necessary to support increased traffic and transaction volume in the Company's online site to increased staffing and associated costs related to enhancing the features and functionality of the Company's product merchandising and transaction-processing systems and to increased investments in store content.

Sales and Marketing Expense. Sales and marketing expense consists primarily of expenses related to marketing agreements, advertising and promotion, as well as payroll and related expenses for personnel engaged in marketing, selling and customer service activities. Sales and marketing expense was $24.1 million for the three months ended September 30, 1999, compared to $12.9 million for the three months ended September 30, 1998. The increase in absolute dollars was primarily attributable to increased costs associated with the Company's marketing agreements, including marketing agreements assumed by the Company as a result of the acquisition of N2K, increased advertising and promotional expenditures, increased staffing and related costs for marketing personnel to implement the Company's marketing strategy and for customer service activities necessary to support its increased customer base, and increased credit card processing fees related to the growth of revenues. Sales and marketing expense for the three months ended September 30, 1999, also includes $1.1 million in severance costs related to the termination of employment of one of the Company's officers, including non-cash charges from the accelerated vesting of stock options associated with the employee's termination, and a $500,000 fee payable as the result of the Company's decision to exercise an early termination provision in its marketing agreement with Yahoo!, Inc. As a percentage of net sales, sales and marketing expense decreased to 65.8% for the three months ended September 30, 1999, compared to 93.2% for the three months ended September 30,

1998. The decrease as a percentage of sales is primarily attributable to the increased percentage of the Company's sales from repeat customer purchases, which are relatively less expensive than the cost of acquiring new customers, and efficiencies gained from the merger with N2K.

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

General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, insurance, professional fees and other general and corporate expenses. General and administrative expense was $3.9 million for the three months ended September 30, 1999 compared to $1.0 million for the three months ended September 30, 1998. As a percentage of net sales, general and administrative expense increased to 10.6% for the three months ended September 30, 1999 from 6.9% for the three months ended September 30, 1998. The increase in general and administrative expense, in both dollars and percentage terms, was due to the inclusion of merger-related expenses of approximately $1.3 million incurred during the quarter in connection with the Company's July 12, 1999 definitive agreement to merge with Columbia House, the hiring of additional personnel to support the overall growth of the Company and increased professional fees.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc. was $8.1 million for the three months ended September 30, 1999, compared to $87,000 for the three months ended September 30, 1998, which only relates to the acquisition of superSonic Boom, Inc.

Net Loss Applicable to Common Shareholders. The Company's net loss applicable to common shareholders was $34.1 million for the three months ended September 30, 1999, compared to $12.8 million for the three months ended September 30, 1998.

             Nine Months Ended September 30, 1999, Compared to the
                      Nine Months Ended September 30, 1998
             -----------------------------------------------------

Net Sales. Net sales were $94.1 million for the nine months ended September 30, 1999, representing an increase of 165% over the corresponding period in 1998. Net sales for the nine month period ended September 30, 1999, include the Company's sales to Music Boulevard customers as a result of the acquisition of N2K on March 17, 1999. The increase in sales is also attributable to continued growth of the Company's customer base, increased sales from repeat customers and increased advertising revenue. For the nine months ended September 30, 1999, the Company added approximately 1.1 million new customers, bringing the total number of customers who have made purchases at either CDnow or Music Boulevard since inception to approximately 2.7 million as of September 30, 1999. Repeat customer purchases represented approximately 65% of net sales for the nine months ended September 30, 1999, compared to 59% for the nine months ended September 30, 1998. International sales represented 20% of net sales for the nine months ended September 30, 1999 compared to 22% for the corresponding period in 1998. The decrease in international sales as a percentage of net sales is primarily due to a proportionally larger increase in domestic sales resulting from the inclusion of sales to Music Boulevard customers obtained as a result of the acquisition of N2K, which had derived a smaller percentage of its sales from international customers than CDnow.

Cost of Sales. Cost of sales were $74.6 million for the nine months ended September 30, 1999 compared to $28.5 million for the corresponding period in 1998. The Company's gross profit margin increased to 20.7% for the nine months ended September 30, 1999, compared to 19.6% for the corresponding period in 1998. The increase in gross margin percentage was primarily due to an increase in revenues from the sale of advertising, which has a higher margin than product sales.

Operating and Development Expense. Operating and development expense was $16.3 million for the nine months ended September 30, 1999, compared to $5.2 million for the corresponding period in 1998. As a percentage of net sales, operating and development expense was 17.3% for the nine months ended September 30, 1999, compared to 14.5% for the nine months ended September 30, 1998. The increase in dollar and percentage terms is attributable to costs of systems and telecommunications infrastructure necessary to support increased traffic and transaction volume in the Company's online site, to increased staffing and associated costs related to enhancing the features and functionality of the Company's product merchandising and transaction-processing systems and to increased investments in store content.

Sales and Marketing Expense. Sales and marketing expense was $63.8 million for the nine months ended September 30, 1999, compared to $31.3 million for the nine months ended September 30, 1998. As a percentage of net sales, sales and marketing expense decreased to 67.8% for the nine months ended September 30, 1999 compared to 88.1% for the nine months ended September 30, 1998. The increase in absolute dollars was primarily attributable to increased costs associated with the Company's marketing agreements, including those assumed by the Company as a result of the acquisition of N2K and those entered into during or after the second quarter of 1998. In addition, the Company incurred increased staffing and related costs in connection with the implementation of its marketing strategy and customer service activities necessary to support its increased customer base, and increased credit card processing fees related to the growth of revenues. The increase is also due to increased advertising and promotional expenditures. The decrease as a percentage of sales is primarily attributable to the increased percentage of the Company's sales from repeat customer purchases, which are relatively less expensive than the cost of acquiring new customers, and marketing efficiencies gained from the merger with N2K.

The Company expects the dollar amount of sales and marketing expense to continue to increase in future periods. The Company expects that its net sales will increase in future periods and that its sales and marketing expense will represent a decreasing percentage of net sales. However, no assurance can be given that the Company will achieve increased net sales or that sales and marketing expense will decrease as a percentage of net sales.

General and Administrative Expense. General and administrative expense was $8.6 million for the nine months ended September 30, 1999 compared to $2.7 million for the nine months ended September 30, 1998. As a percentage of net sales, general and administrative expense increased to 9.1% for the nine months ended September 30, 1999 from 7.5% for the nine months ended September 30, 1998. The increase in general and administrative expense in both percentage and dollar terms was primarily due to the inclusion of merger-related expenses of approximately $2.0 million incurred in connection with the Company's July 12, 1999 definitive agreement to merge with Columbia House, the hiring of additional personnel to support the overall growth of the Company and to increased professional fees.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc. was $17.6 million for the nine months ended September 30, 1999 compared to $116,000 for the nine months ended September 30, 1998 which only related to the acquisition of superSonic Boom, Inc.

Net Loss Applicable to Common Shareholders. The Company's net loss applicable to common shareholders was $85.0 million for the nine months ended September 30, 1999 compared to $30.9 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's cash and cash equivalents were $28.0 million compared to $49.0 million at December 31, 1998. In February 1998, the Company consummated its initial public offering by selling an aggregate of 4,561,250 shares of common stock and raising net proceeds of approximately $67.0 million. In July 1998, the Company consummated a second public offering by selling an aggregate of 1,250,000 shares of common stock and raising net proceeds of approximately $21.5 million. Prior to February 1998, the Company primarily financed its operations through private sales of capital stock (which, through December 31, 1997, totaled $10.5 million, including $9.3 million raised in July and August of 1997), the private sale of $5.8 million of Series A Notes in November 1997, internally-generated cash flows, advances from related parties and certain other short-term loans.

Net cash used in operating activities of $45.9 million for the nine months ended September 30, 1999 was primarily attributable to a net loss of $85.0 million, of which $22.0 million was a non-cash charge for depreciation and amortization. This use of cash was partially offset by a $5.1 million decrease in prepaid expenses and other assets primarily due to the expense of prepaid marketing agreements, and a $11.9 million increase in accounts payable and accrued expenses due to an increase in accrued merchandise costs and accrued costs associated with the Company's July 12, 1999 definitive agreement to merge with Columbia House. The changes in working capital exclude the impact of the acquisition of the assets acquired and liabilities assumed as a result of the acquisition of N2K on March 17, 1999. For the nine months ended September 30, 1998, cash used in operating activities of $32.2 million resulted primarily from a net loss of $30.8 million and an increase of $5.0 million in prepaid expenses, partially offset by a $2.2 million increase in accrued expenses and depreciation and amortization of $1.6 million.

Net cash provided by investing activities was $25.1 million for the nine months ended September 30, 1999, which consisted of $27.8 million in net cash acquired from the acquisition of N2K, partially offset by purchases of equipment of $2.7 million. Net cash used for investing activities was $1.7 million for the nine months ended September 30, 1998 and consisted of purchases of equipment of $2.3 million and $424,000 of cash used in the purchase of superSonicBoom, Inc., partially offset by the sale of short term investments of $1.0 million.

Net cash used for financing activities was $236,000 for the nine months ended September 30, 1999. During the nine months ended September 30, 1999 the Company made $1.1 million of payments under capital lease and term loan obligations including the payoff of the capital leases and loans assumed as a result of the acquisition of N2K. This use of cash was partially offset by the receipt of $825,000 of proceeds from exercised warrants and options. Net cash provided by financing activities was $82.8 million for the nine months ended September 30, 1998, and consisted of net proceeds of approximately $88.7 million from the Company's 1998 public offerings, partially offset by the retirement of $5.8 million of the Company's Series A Notes.

The Company is required to pay aggregate minimum fixed fees under the Company's marketing agreements of $6.8 million, $9.9 million and $2.8 million during the remaining three months of 1999 and the years ended December 31, 2000 and 2001, respectively. The Company also has minimum lease obligations associated with leased office space and capital financing arrangements.

The Company expects to fund its future payment obligations under its marketing agreements from its cash and cash equivalents and from cash generated from future operations and financing activities. As of September 30, 1999, the Company had $28.0 million of cash and cash equivalents. As of that date, the Company's principal commitments consisted of obligations under its marketing agreements as well as obligations outstanding under capital and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates substantial increases in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

In conjunction with the Company's execution of a definitive agreement on July 12, 1999 with Sony Corporation of America and Time Warner Inc. to combine the businesses of the Company and Columbia House, the Company received a commitment from Sony and Time Warner to provide the Company with up to $30 million in the aggregate in working capital financing, if needed, based on certain working capital minimums, drawable on or after December 16, 1999 to assist the Company in meeting its working capital requirements until the closing of the merger, which is expected to be completed in the fourth quarter of 1999 or the first quarter of 2000. The Company believes that its current cash and cash equivalents are sufficient to meet payment obligations until December 16, 1999.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include (i) its ability to retain existing customers, attract new customers and maintain customer satisfaction, (ii) the introduction of new or enhanced Web pages, services, products and marketing agreements by the Company and its competitors, (iii) price competition or higher wholesale prices,
(iv) the level of use of the Internet and consumer acceptance of the Internet for the purchase of the Company's products, (v) seasonal fluctuations in sales of the Company's products, (vi) its ability to upgrade and develop its systems and infrastructure and attract qualified personnel, (vii) technical difficulties, system downtime or Internet performance problems not attributable to the Company, (viii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (ix) the timing of Company promotions and sales programs, (x) the level of merchandise returns experienced by the Company, (xi) government regulation and (xii) general economic conditions and economic conditions specific to the Internet, the online sale of products and the entertainment industry. These and other factors are included in the "Risk Factors" section of the Company's Registration Statement on Form S-4 (File No. 333-72463), which was filed with the SEC on February 16, 1999.

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

Risks Associated with the Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's computer systems and those of its key suppliers and service providers may fail, which could result in system failures or miscalculations causing disruptions to operations, including, among others, a temporary inability to process transactions, create and send invoices or engage in similar normal business activities, which may adversely affect the Company. The Company has developed detailed plans for resolving problems related to the year 2000 issue. Although the Company expects that its internal systems will be modified to be year 2000 compliant in a timely manner, delays in achieving year 2000 compliance may occur.

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

The Company has held discussions with all of its key suppliers concerning their year 2000 readiness. These suppliers and vendors have generally indicated that their relevant systems are year 2000 compliant. However, the Company may be vulnerable to suppliers' and vendors' failures to remediate any year 2000 problems on a timely basis. The failure of a major supplier or vendor to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse impact on the Company. In addition, most of the purchases from the Company's online store are made with credit cards, and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to unresolved year 2000 problems.

The Company continues to actively work with and encourage its suppliers to minimize the risks of business disruptions resulting from Year 2000 issues and develop contingency plans where necessary. The Company is working closely with its major suppliers to test data transfer processes that support order fulfillment. The Company examined data structures for accuracy and continues to perform testing on its suppliers' fulfillment processes. While most of the testing process is discussed through oral communications, year 2000 status plans between the Company and several of its suppliers are documented in writing. Such plans may include, but are not limited to, using alternative suppliers and establishing contingent supply arrangements.

It is possible that a limited number of non-essential site features could operate improperly. Non-essential features are features that do not interfere with a customer's ability to purchase a product through the Company's online site. It is possible that the Company could accept a customer's order but be unable to electronically transmit the order to a supplier for fulfillment. In these cases, the Company would transmit the orders using other means such as facsimile.

The Company created two teams to manage the year 2000 project. The first team is an eight person oversight committee chartered to prioritize projects and ensure that the Company is on schedule to complete compliance projects. These employees only dedicate several hours each week to the year 2000 project. The second team includes ten additional staff members who have direct responsibility for implementing specific year 2000 compliance tasks. The Company has engaged a small number of external consultants to help monitor and remedy desktop systems and supporting Microsoft NT servers for non-critical business operations.

The Company estimates that, as of September 30, 1999, the cost of remediating its internal systems has been approximately $100,000, and it estimates that it will spend an additional $150,000 during the remainder of 1999. The Company is funding this effort through normal working capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

Currently, the majority of the Company's revenues and expenses are denominated in United States dollars. Therefore, the only current exposure to foreign currency risk relates to international sales. For the nine months ended September 30, 1999, and the year ended December 31, 1998, international sales accounted for approximately 20% and 21% of net sales, respectively. To the extent that the value of the United States dollar increases relative to foreign currencies, it may be more costly for international customers to make purchases. Therefore, changes in exchange rates may impact the amount of the Company's international sales.

INTEREST RATE RISK

The Company's exposure to market risk as a result of changes in interest rates relates primarily to its investment portfolio. The Company invests in instruments that meet high credit quality standards, as specified in its investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

As of September 30, 1999, all of the Company's funds were cash equivalents. Due to the average maturity and conservative nature of its investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by one percent, the Company's interest income for the nine months ended September 30, 1999 would have decreased by approximately $400,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by one percent. The impact on the Company's future interest income from future changes in investment yields will depend largely on the gross amount of the Company's investments. (See the "Liquidity and Capital Resources" section of this report).

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N2K (a wholly-owned subsidiary of the Company) and its directors are defendants in a consolidated purported class action in the U.S. District Court located in New York City entitled In re N2K Inc. Securities Litigation (Docket No. 98 CIV 3304 (HB)) (the "Consolidated Action"). The Consolidated Action consolidates two purported class actions, entitled Kuhn v. N2K Inc. et al. (Docket No. 98 CIV 4360 (HB)) and Bender v. Rosen et al. (Docket No. 98 CIV 3304 (HB)) that were previously discussed in N2K's Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 1998, June 30, 1998 and March 31, 1998, respectively, and CDnow's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999. The Consolidated Action is a purported class action on behalf of common stockholders and seeks to recover unspecified damages and other relief, as well as recovery of costs and expenses, stemming from alleged violations of the Securities Act of 1933, as amended, in connection with the public offering of the shares of N2K's common stock in April 1998. The Consolidated Action alleges that, among other things, the defendants failed to disclose N2K's first quarter financial results in the registration statement for its April 1998 public offering. The defendants moved to dismiss the complaint on August 31, 1998 for failure to state a claim and/or for failure to plead fraud with the requisite particularity. On May 21, 1999, Judge Baer granted the defendants' motion and dismissed the plaintiff's complaint with prejudice. On June 22, 1999, plaintiffs filed a Notice of Appeal in the U.S. Court of Appeals for the Second Circuit. Each party to the action is in the process of preparing and filing appropriate briefs and motions for the Appellate Court. The Company, as a successor-in-interest to N2K, believes that the claims in the Consolidated Action are without merit and is vigorously defending the action.

On or about November 4, 1998, an action entitled Ticketmaster Ticketing Co. v. N2K Inc. (Docket No. BC200194) was filed against N2K in California Superior Court for the County of Los Angeles. The Ticketmaster action alleges that N2K breached a marketing and advertising contract dated April 23, 1998 between Ticketmaster and N2K, which N2K terminated effective October 31, 1998, based on alleged breaches of the agreement by Ticketmaster as well as other tortious conduct. Ticketmaster seeks damages in an amount not less than $8,000,000, plus pre- and post-judgment interest, as well as fees and costs. The Company, as a successor-in-interest to N2K, believes that it has substantial defenses to the claim asserted, intends to defend the action vigorously and has filed a cross-complaint for affirmative relief. The parties are in the process of conducting discovery in preparation for trial.

N2K and seventeen other entities have been named as defendants in a civil action entitled Interactive Gift Express v. Compuserve, Inc., et al. (Docket 95 CV 6871
(BSJ)), which is pending in the U.S. District Court located in New York City. N2K has also been named as defendant in a civil action entitled Parsec Sight/Sound, Inc. v. N2K Inc. (Docket 98 CV 0118), which is pending in the U.S. District Court located in Pittsburgh, Pennsylvania. The plaintiffs in each of these actions allege infringement of certain intellectual property rights, and each seeks treble damages and costs in an unspecified amount, as well as other declaratory and injunctive relief. In the Interactive Gift action, the court has issued a preliminary ruling favorable to defendants. Plaintiffs have consented to entry of judgment against them and have filed an appeal with the U.S. Court of Appeals for the Second Circuit. The parties have submitted appellate briefs to the court and are awaiting a ruling. In the Parsec action, the Company has answered the complaint and discovery is ongoing. The Company and its wholly-owned subsidiary, N2K Inc., have been named defendants in an action brought by BPW Rhythmic Records, L.L.C. for breach of contract and other related claims arising out of a contract entered into between N2K Inc. and Rhythmic Records on March 27, 1998. The plaintiffs, Rhythmic Records, originally filed the action in a Texas state court. CDnow and N2K have removed the action to the federal trial court for the Northern District of Texas and have filed a motion to have the case dismissed or moved to the federal trial court in New York City. The Company, as a successor-in-interest to N2K, believes that the claims against it in each of the actions listed in this paragraph if adversely determined against the Company, will not have a material adverse effect on the Company's business, financial condition or results of operations.

On July 14, 1999, CDnow, Inc. filed a complaint against Lycos, Inc. and its wholly-owned subsidiary Tripod, Inc. in the U.S. District located in Philadelphia, Pennsylvania. The complaint alleges that Lycos and Tripod breached their respective obligations to CDnow as specified in the contract entered into among CDnow, Lycos and Tripod on March 26, 1998. The parties are in the early stages of this litigation and have not yet begun formal pre-trial discovery.

Other than the matters listed above, from time to time, the Company is involved in litigation incidental to its business. The Company believes that none of this other litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity, if decided adversely to the Company.

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS

      27.1  Financial Data Schedule.

B.    Reports on Form 8-K

        Form    Item #              Description                Filing Date
      --------  ------  ------------------------------------  -------------


      Form 8-K   5,7    Report of the execution of an         July 15, 1999
                        Agreement of Merger and
                        Contribution by and among CDnow,
                        Inc., Time Warner Inc. and Sony
                        Corporation of America to combine
                        the businesses of CDnow and Columbia
                        House

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CDnow, Inc.



Date:  November 12, 1999                      /s/ Jason Olim
                                             -----------------------------------
                                                                      Jason Olim
                                             President & Chief Executive Officer


                                             /s/ Joel Sussman
                                             -----------------------------------
                                                                    Joel Sussman
                                                   Vice President, Treasurer and
                                                     Chief Financial Officer