Form 10-K
period 1999-12-31
CDNOW INC/PA
filed 2000-03-28
CIK 1078887

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
           [ X ] Annual report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------
                                       or

          [ ] Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934
           For the transition period from ____________ to ___________

                         Commission File Number 0-23753

                                   CDNOW, INC.

             (Exact name of registrant as specified in its charter.)

            Pennsylvania                                    23-2979814
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

         1005 Virginia Drive
     Fort Washington, Pennsylvania                             19034
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code: 215-619-9900

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class:            Name of each exchange on which registered:
          None                                      None
   --------------------            ------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
           -----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $184,478,799. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on March 20, 2000. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 20, 2000 was 32,796,231.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                   CDNOW, INC.

                             FORM 10-K ANNUAL REPORT
                     For Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS

PART I

                                                                                                  Page
                                                                                                  ----
Item 1.  Business..................................................................................3

Item 2.  Properties...............................................................................13

Item 3.  Legal proceedings........................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders......................................14


PART II

Item 5.  Market for registrant's common equity and related stockholder matters....................15

Item 6.  Selected financial data..................................................................16

Item 7.  Management's discussion and analysis of financial condition and results of operations....17

Item 7A. Qualitative and quantitative disclosure about market risk................................22

Item 8.  Financial statements and supplementary data..............................................22

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure.....22


PART III

Item 10. Directors and executive officers of the registrant.......................................22

Item 11. Executive compensation...................................................................24

Item 12. Security ownership of certain beneficial owners and management...........................25

Item 13. Certain relationships and related transactions...........................................27

PART IV

Item 14. Exhibits, financial statement schedules, and reports on form 8-K........................ 27

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to trends in the electronic commerce industry and the overall domestic economy, the company's business strategy, including the markets in which it operates, the services it provides, its ability to attract new customers, the benefits of certain technologies the company has acquired or plans to acquire and the investments it plans to make in technology, the company's plans regarding international expansion, the implementation of quality standards, the seasonality of the company's business, variations in operating results and liquidity, as well as information contained elsewhere in this report, where statements are preceded by, followed by or include the words "believes," "expects,""anticipates" or similar expressions. For such statements, the company claims the protection of the safe harbor for forward-looking statements contained  in  the  Private  Securities  Litigation  Reform  Act  of  1995.  The
forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

                                     PART I

ITEM 1.  BUSINESS

     CDNOW, through its Internet site at cdnow.com, is a leading electronic commerce retailer of pre-recorded music, including compact discs (CDs) and digital downloads, and other entertainment-related products as well as a source of entertainment-related content. Its early entry into the online music retailing industry has helped CDNOW gain a well-recognized brand and a large customer base. CDNOW strives to combine the advantages of online commerce with superior customer focus in order to be the authoritative source for the online purchase of music. CDNOW offers over 500,000 items for sale. CDNOW's Internet site offers:

     -   broad selection and informative content;

     -   easy-to-use navigation and search capabilities;

     -   a high level of customer service;

     -   competitive pricing; and

     -   personalized merchandising and recommendations.

     Due to CDNOW's retail focus, revenues are primarily derived from the sale of pre-recorded music and other entertainment-related products. CDNOW also sells advertising space and sponsorships on its site to companies interested in promoting their own goods and services to CDNOW's customer base and the large number of visitors to CDNOW's Internet site.

     On March  17,  1999,  CDNOW and N2K Inc.  merged.  The N2K  Internet  site,
MusicBlvd.com, which was a major competitor to CDNOW in online retail music sales, was merged into the CDNOW site.

     Approximately 3.2 million customers have made purchases from either CDNOW or Music Boulevard since the inception of CDNOW in August 1994 through December 31, 1999. Approximately 1.6 million of these customers made their first purchase during the year ended December 31, 1999. CDNOW's net sales were $147.2 million for the year ended December 31, 1999.

     CDNOW believes it has a significant number of loyal customers. In addition to the rapid increase in new customers, CDNOW has also generated significant sales from existing customers. Repeat customer purchases accounted for approximately 63% of product sales in the year ended December 31, 1999.

     CDnow, Inc., a Pennsylvania corporation,  was incorporated in October 1998.
A  predecessor  corporation,   also  named  CDnow,  Inc.,  was  incorporated  in
Pennsylvania in 1994. CDNOW's principal offices are located at:

                    1005 Virginia Drive
                    Fort Washington, Pennsylvania 19034
                    (215) 619-9900

Recent Developments.

     On July 12, 1999, CDNOW entered into an Agreement of Merger and Contribution with Sony Corporation of America ("Sony") and Time Warner Inc. ("Time Warner") to combine its business with that of Columbia House, which is owned equally by Sony and Time Warner. On March 13, 2000, Sony, Time Warner and CDNOW mutually consented to terminate the Merger and Contribution Agreement and entered into a Termination Agreement. Under the Termination Agreement, Sony and Time Warner purchased $21 million of CDNOW's common stock (2,405,500 shares), no par value, on March 16, 2000, and replaced a $30 million short-term loan commitment with $30 million of long-term convertible debt, which is convertible at the option of the holder into CDNOW common stock at $10 per share. Sony, Time Warner, Columbia House and CDNOW also agreed to explore the possibilities of a number of strategic relationships. Following the execution of the Termination Agreement, CDNOW retained Allen & Company to explore strategic options and alternative financing arrangements. On March 14, 2000, CDNOW filed a report with the Securities and Exchange Commission on Form 8-K concerning the termination of the proposed merger with Columbia House.

     On February 1, 2000, the CDNOW Board of Directors adopted the CDNOW 2000 Equity Compensation Plan to provide grants of options to purchase CDNOW common stock as well as grants of restricted stock to CDNOW employees. At the next regular meeting of the shareholders of CDNOW, the Board will submit a proposal requesting that the shareholders of CDNOW vote to approve the Plan.

     On March 20, 2000, CDNOW repriced issued and outstanding options to purchase its common stock, no par value, held by its employees, including officers and certain members of its Board of Directors, that were set at an exercise price greater than the closing price of CDNOW common stock, as listed on the Nasdaq National Market on March 20, 2000, of $5.625, to this price.

The CDNOW Internet Site.

     CDNOW strives to make the CDNOW site informative and authoritative. Customers can easily learn about, discover and purchase pre-recorded music products, including CDs, digital downloads, music-related products and other entertainment-related products. CDNOW offers many attractive features for shoppers. Customers can focus their searches, browse among top sellers and other featured titles, read reviews, listen to music samples, participate in promotions and check order status. New users may access an information page that CDNOW specifically designed to give shoppers a quick understanding of the CDNOW site and its many features.

Merchandising.

     CDNOW currently offers more than 500,000 products including:

     -  CDs;

     -  movie and music videos on tape and DVD; and

     -  other products, including:

        -  T-shirts;

        -  music accessories; and

        - periodic offers of audio and video equipment, such as CD recorders and DVD players.

     To encourage purchases, CDNOW features various promotions on a rotating basis throughout its site, adjusts pricing strategies and tactics as necessary to maintain competitiveness and generally prices recent releases and popular titles aggressively. CDNOW also reduces shipping costs for larger orders to encourage customers to purchase multiple titles.

Personalization. CDNOW provides customers with customized and personalized features through its "My CDNOW" service. CDNOW believes that these features increase customer retention, likelihood of repeat purchases and average order size. As part of the "My CDNOW" service, CDNOW offers:

     -   recommendations using artificial intelligence technology;

     -   the ability to rate albums the customer has purchased;

     - a "wish list" capability to keep track of products the customer intends to purchase at a later date;

     - a gift registry that allows visitors to purchase gifts for participating customers;

     - automatic login to avoid requiring the customer to enter his/her userid and password each time they access the site;

     -   a favorite artists list;

     -   order history; and

     -   frequent buyer points.

Searching. Through CDNOW's "FastFind" search engine, customers can quickly and easily navigate the site to find music and other products of interest. Customers can search for music products based on artist, album title, song title, record label, or musical genre, and for movie videos based on title, actor or director. CDNOW's search engine uses Verity, Inc.'s K2 search technology. This technology helps customers make successful searches even with incomplete or misspelled artists' names. By clicking on the album title, a visitor can browse among CDNOW's database of reviews, cover art, sound samples and album notes.

Content and Music Discovery. CDNOW believes that effective use of content encourages purchases by customers who may be browsing the site without a specific title in mind. CDNOW's site contains music samples, extensive information with regard to titles, reviews, editorials, ratings and articles on music topics and other information. To help customers browse and discover music, the CDNOW store is organized into genre-specific music spaces. Within each genre space, customers can browse sale items, new releases, advance orders and charts, read reviews, listen to music samples and purchase music recommended by CDNOW.

Custom Compilations. CDNOW offers its customers the opportunity to create and purchase customized CDs. Customers can build full-length CDs from theme-based collections of music, including holidays (Christmas and Chanukah) and Valentine's Day collections. Customers select their favorite songs, add a personalized title and write their own liner notes. CDNOW expects to continue offering custom CD collections on a regular basis. In addition, CDNOW sells branded custom CDs to other companies for corporate promotions, in volume as well as on-demand. CDNOW manufactures and ships custom CDs from its Fort Washington, Pennsylvania facility and on occasion uses third parties to provide manufacturing and shipping.

Digital Download. Beginning in July 1999, CDNOW began offering promotional music tracks that its customers can digitally download directly to their computers. In August 1999, CDNOW began selling music tracks in digital download format both as individual songs and albums. CDNOW intends to continue offering various promotional digital downloads in the future as well as digital downloads that its customers can purchase as individual songs, albums or CDNOW-defined compilations.

Video. In December 1999, CDNOW expanded its video store selling movies and music videos in both VHS and DVD formats. CDNOW expects to continue enhancing the product offerings and content of its video store.

Purchasing Product. Once a customer selects a product, he or she simply clicks on the price to add products, including advance orders of yet-to-be released products, to his or her virtual shopping cart. Customers can add and remove products from their shopping carts as they browse, prior to making a final purchase. The shopping cart page displays each item that has been placed in the cart, including title, price and any applicable discount. To complete their purchase, customers select the ship to address, shipping and payment methods, gift wrapping and a personalized message if desired, then the customer clicks on the "Place Order" button. Customers can also create a wish list of products they may want to purchase on future visits. The wish list is a special section of the "My CDNOW" service where items may be stored between visits.

Payment. Customers can pay for orders with credit cards, personal checks or money orders. For convenience, CDNOW enables customers to store credit card information on CDNOW's secure server, thereby avoiding the need to re-enter this information when making future purchases. CDNOW offers customers a variety of shipping options, including overnight delivery. CDNOW automatically confirms each order by e-mail within minutes after the order is placed and subsequently confirms shipment of each order by e-mail. CDNOW offers a 30-day money-back return policy.

Inventory and Filling Orders. CDNOW's inventory is owned and held by outside vendors who ship directly to CDNOW's customers. The breadth of the inventory offered by these vendors provides CDNOW with the ability to maintain high order fill rates. CDNOW updates its site daily with inventory information received from its vendors, which enables customers to check the availability of products before ordering. CDNOW electronically transmits orders to its outside vendors at least once daily. These vendors ship orders using a CDNOW label and invoice, often within a day after an order is placed with CDNOW.

Multilingual Capabilities. CDNOW generated approximately 19% of its net sales from international markets for the year ended December 31, 1999. CDNOW derived 29% of its net revenues in 1997 and 21% in 1998 from international sales. CDNOW offers foreign language versions of its site that contain translation of account registration and ordering instructions, and CDNOW supports its international sales efforts with customer service representatives fluent in these languages. CDNOW currently offers versions of its site in the following languages:

         -    Dutch,
         -    French,
         -    German,
         -    Italian,
         -    Japanese,
         -    Spanish, and
         -    Portuguese.

Marketing and Promotion. CDNOW designs its marketing and promotion strategy to broaden awareness of the CDNOW brand, increase customer traffic to CDNOW's site and encourage new and repeat purchases. CDNOW markets and promotes its brand using marketing agreements, online and traditional advertising, affiliate programs that provide commissions for sales referrals and direct marketing through e-mails to customers and prospective customers. CDNOW believes that using these multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and lowers average customer acquisition cost.

Marketing Agreements. CDNOW believes that marketing agreements with Internet portals and content providers and global entertainment-oriented media companies can be a significant source of new customers. For example, under an agreement with America Online, CDNOW and America Online share revenues generated from the sale of advertising, sponsorships, CDs and related merchandise. CDNOW is featured as the exclusive online music retailer within America Online's Music Space channel, receives a featured position on America Online's Shopping Channel, participates in a variety of banner advertising opportunities and is assigned specific keywords within the America Online service. CDNOW's marketing arrangement with America Online continues through August 31, 2000.

Online and Traditional Advertising.

     CDNOW promotes its brand using a combination of online and traditional advertising. CDNOW advertises on the sites of many Internet content and service providers. As part of these arrangements, CDNOW typically purchases banner advertisements on Internet sites relevant to CDNOW's products. When a consumer clicks onto the banner advertisement they are immediately transferred to CDNOW's site. CDNOW also purchases the right to be displayed on search results pages that are generated by Internet search engines when a user makes a search using a specific keyword, such as "jazz." The significant flexibility of online advertising allows CDNOW to quickly adjust its advertising plans in response to seasonal and promotional activities.

     CDNOW believes that traditional advertising, such as print, radio and television, is a key ingredient in building brand recognition and promoting the benefits of online retail shopping. Traditional advertising can be an effective means of creating widespread brand awareness and attracting traditional retail consumers to CDNOW's site, including consumers with little or no history of online purchases. CDNOW's traditional advertising efforts have included radio advertising in major markets, print advertising in music-related publications and television advertising. CDNOW has purchased television advertising on programs such as MTV's 1998 Video Music Awards, VH1's Behind the Music and the 1998, 1999 and 2000 Grammy Awards. In addition, CDNOW has been featured in television and print advertising campaigns of third parties when CDNOW conducts joint promotions with such parties.

     Co-Marketing advertising has also become an important concept in building brand awareness and driving traffic to CDNOW. In January of 2000, CDNOW launched a highly integrated promotion with Pizza Hut. Consumers who bought a Big New Yorker Pizza at Pizza Hut received an access code to make their own custom CD at cdnow.com. The promotion was offered through in-store advertising, radio spots and network television commercials, including television commercials that aired in January and February 2000, and a commercial during the XXXIV Super Bowl, which aired in January 2000.

Affiliate Programs. Through its affiliate programs, as of December 31, 1999, CDNOW maintains arrangements with over 230,000 web sites, including many small fan sites devoted to particular music artists. CDNOW provides these sites with embedded hyperlinks through which potential customers can immediately be connected to the CDNOW site. CDNOW pays participants in these programs commissions in store credit or cash based upon the dollar amount of purchases made by persons using the link. These sites are a significant source of traffic and new customers for CDNOW. CDNOW rewards the best sites with special incentives.

Direct Marketing. CDNOW uses direct marketing techniques to target prospective, new and existing customers with communications and promotions. CDNOW sends personalized e-mails to its customers. These e-mails may contain information on a variety of topics, including purchase recommendations based on demonstrated customer preferences and prior purchases, information concerning new releases and other types of promotions and sales. CDNOW also sends directed e-mail communications to persons who have registered at CDNOW's site but have not made purchases and to customers who have not made recent purchases. Through these customized programs, CDNOW hopes to further stimulate demand, increase repeat purchases, build customer loyalty and better understand customer preferences.

Customer Service. CDNOW believes that a high level of customer service and support is critical to retaining and expanding its user base. CDNOW customer service representatives are available 24-hours-a-day, seven-days-a-week, to provide assistance via e-mail, phone or fax. CDNOW strives to answer all inquiries within 24 hours. CDNOW currently has approximately 140 customer service representatives, including representatives fluent in nine foreign languages. Customer service representatives handle questions about orders, assist customers in finding music titles and other music-related products and register a customer's credit card information over the telephone. Customer service representatives are a valuable source of feedback regarding user satisfaction.

Inventory and Filling Orders.

     CDNOW does not carry inventory, except limited inventories related to its custom compilation business and specialized products such as audio and video equipment. CDNOW relies on third party vendors to carry inventory and fill orders. CDNOW believes that this distribution strategy allows it to offer an extensive selection while avoiding the high fixed costs and capital requirements associated with owning and warehousing product inventory and the significant operational effort associated with order fulfillment and shipment. CDNOW typically experiences a return rate of between 1% to 2% of all merchandise sold.

     CDNOW uses Valley Media as its primary vendor to fill orders. CDNOW transmits data to Valley Media through a secure network to ensure customer security and data integrity. Valley Media picks, packs and ships customer orders and charges CDNOW for the cost of the merchandise, as well as shipping and handling. In the majority of cases, products are shipped within one business day after an order is placed. CDNOW processes customer billing through a third party credit card processor. To date, Valley Media has generally satisfied CDNOW's requirements on a timely basis. For the year ended December 31, 1999, costs incurred for products shipped from Valley Media accounted for approximately 85% of CDNOW's cost of sales. In addition to Valley Media, CDNOW:

     - has initiated a relationship with Alliance Group to also fulfill orders for CDs, cassettes and vinyl records produced in the United States;

     - uses MSI of Miami Corp. to fill orders for CDs produced by foreign labels, including 60,000 international titles from a fulfillment center in the Netherlands servicing primarily European markets; and

     -   fulfills orders for videos and DVDs through Baker & Taylor.

Technology.

     CDNOW has developed technologies and implemented systems to support distributed, reliable and expandable online retailing in a secure and easy-to-use format. Using a combination of proprietary solutions and commercially available, licensed technologies, CDNOW has deployed systems for:

     -   online content dissemination;

     -   online transaction processing;

     -   customer service;

     -   market analysis; and

     -   electronic data interchange.

     Store Architecture. CDNOW's hardware and software systems are based upon a distributed transaction processing model that allows applications to be distributed among multiple parallel servers. Many of the software components, and the pages of CDNOW's store, are developed using a proprietary technology that extends HTML, the typical computer software language for Internet site development, with product, transaction, retail and advanced programming constructs. This technology results in the separation of the page look and feel from the individual data elements and their associated database look-ups thus reducing software updates for changes to CDNOW's site and minimizing the engineering required to maintain a growing amount of items and content.

     Interfaces. CDNOW has developed technologies and tools for managing interfaces with Internet service and content providers. A linking interface is made available to businesses with which CDNOW has developed marketing arrangements. These technologies and tools and the linking interface allow the linking of external Internet sites, banners and promotions to items and functions contained in CDNOW's site. CDNOW's online marketing group uses proprietary tools to manage marketing and affiliate programs in an efficient manner. CDNOW has developed and licensed similar systems and tools for its customer service department. The ability to manage customer accounts and orders enables CDNOW's customer service department to add capacity effectively and to communicate efficiently, thereby responding to most inquiries within 24 hours. These systems automate many routine communications and allow customers to better manage their accounts and orders.

     Fault Tolerance and Scalability. CDNOW's hardware servers, storage systems, Internet connections and networks allow its online systems to operate continuously and enable it to maintain a 24-hour-a-day, seven-day-a-week retail store. CDNOW runs its databases and web servers on a series of Sun Enterprise servers. CDNOW uses multiple servers and redundant data storage systems to minimize store performance degradation or downtime in the event of software or hardware failures. CDNOW maintains dedicated connections to the Internet lines provided by multiple Internet service providers. This technology, combined with the architecture of the systems, allows CDNOW to increase capacity by adding new components or servers while maintaining performance and cost effectiveness. CDNOW uses both proprietary and commercially available tools to monitor and manage these systems with minimal operator participation.

     Security. CDNOW employs both commercial and proprietary firewalls integrated into the architecture of its system to keep its Internet connections secure. CDNOW uses the Netscape SSL Commerce Server for secure electronic transactions over the Internet and uses proprietary electronic data interchange interfaces and private networks to ensure the security of customer order information and credit card transactions shared with its vendors and credit card processor.

     Advanced Technologies. CDNOW continually evaluates emerging technologies and new developments in many areas including electronic commerce, database management and networking. Since April 1997, CDNOW has been using information gathered about a customer's preferences and recent purchases to make personal music recommendations to its customers.

Competition.

     Online commerce is new, rapidly evolving and intensely competitive. CDNOW expects competition to further intensify. Barriers to entry are minimal, and a competitor can launch a new site at a relatively low cost. In addition, the broader retail music industry is intensely competitive. CDNOW currently competes with a variety of companies, including:

     -   online vendors of music, music videos and other related products;

     - online service providers which offer music products directly or in cooperation with other retailers;

     - traditional retailers of music products, including specialty music retailers;

     -   other   retailers   that   offer   music   products,   including   mass
         merchandisers, superstores, discount stores and consumer electronic stores; and

     -   non-store retailers such as music clubs.

Many of these traditional retailers also have dedicated web sites that compete directly with CDNOW.

     CDNOW believes that the principal competitive factors in its online market are:

     -   brand recognition;

     -   selection;

     -   price;

     -   effectiveness of advertising and other customer acquisition efforts;

     -   variety of value-added services;

     -   ease of use;

     -   site content; and

     -   quality of service and technical expertise.

     Some of CDNOW's current and potential competitors have:

     -   longer operating histories;

     -   larger customer bases;

     -   greater brand recognition; and

     - significantly greater financial, marketing, technological and other resources than CDNOW.

     CDNOW is aware that several of its competitors have adopted and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to site and systems development than CDNOW. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

     There can be no assurance that CDNOW will be able to compete successfully against current and future competitors. New technologies and the expansion of existing technologies may increase the competitive pressures on CDNOW. For example, applications that compare specific titles from a variety of sites based on factors such as price may channel customers to online retailers that compete with CDNOW.

Intellectual Property.

     CDNOW regards its trademarks, trade secrets and similar intellectual property as valuable to its business, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and third parties to protect its proprietary rights. The steps taken by CDNOW, however, may not adequately prevent misappropriation or infringement of its intellectual property.

     CDNOW has licensed in the past, and expects that it may license in the future, some of its proprietary rights, such as trademarks or copyrighted material, to third parties. While CDNOW attempts to ensure that the quality of its brand is maintained by such licensees, these licensees may take actions that might significantly decrease the value of CDNOW's proprietary rights or reputation, which could harm CDNOW.

Seasonality.

     CDNOW expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns affecting sales of pre-recorded music and other entertainment-related products. Sales in the traditional retail music industry are significantly higher in the fourth calendar quarter of each year, which corresponds to the holiday season, than in the preceding three-quarters. Additionally, retail music sales are traditionally hits-driven through popular releases by well-known and emerging artists. The presence or absence of hits in any one quarter tends to affect music sales.

     To date, CDNOW's limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on its business, especially with regard to products other than the sale of music CDs. CDNOW believes that period-to-period comparisons of its historical results are not necessarily meaningful and should not be relied upon as an indication of future results.

Environmental Compliance. As the lessee of real property, CDNOW is subject to laws and regulations governing protection of the environment, human health and safety, and the use, management and disposal of hazardous substances. These laws can impose significant costs and liabilities, including the costs of cleaning up contaminated properties. CDNOW believes that it substantially complies with all applicable environmental laws and regulations.

Financial Information About Geographic Areas. In 1999, CDNOW generated 81% of its revenues from U.S. purchases and 19% of its revenues from purchases in foreign countries.

Employees. As of March 20, 2000, CDNOW had 502 full-time and 35 part-time employees. CDNOW also employs independent contractors and other temporary employees in its editorial, operations and administrative functions. None of CDNOW's employees are represented by a labor union under a collective bargaining agreement. CDNOW considers its employee relations to be good. Competition for qualified personnel in CDNOW's industry is intense, particularly among software development and other technical staff. CDNOW believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 2.  PROPERTIES

     CDNOW's executive offices are located in, and substantially all of its operating activities are conducted from, leased office space located in Fort Washington, Pennsylvania. CDNOW has leased this facility, which contains approximately 77,000 square feet, under a lease that expires in 2006. In addition, CDNOW leases small amounts of office space in New York City, San Francisco, Los Angeles, London and Yokohama, Japan. CDNOW does not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

     N2K and its directors were defendants in a consolidated purported class action in the U.S. District Court for the Southern District of New York entitled In re N2K Inc. Securities Litigation (Docket No. 98 CIV 3304 (HB)). The action consolidated two purported class actions, entitled Kuhn v. N2K Inc. et al. (Docket No. 98 CIV 4360 (HB)) and Bender v. Rosen et al. (Docket No. 98 CIV 3304
(HB)) that were previously discussed in N2K's Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 1998, June 30, 1998 and March 31, 1998, and CDNOW's Quarterly Report on Form 10-Q for the quarterly periods, ended March 31, June 30, and September 30, 1999, respectively. The consolidated action was a purported class action on behalf of common shareholders and seeks to recover unspecified damages and other relief, as well as costs and expenses, stemming from alleged violations of the Securities Act of 1933 in connection with the public offering of the shares of N2K's common stock in April 1998. The consolidated action alleged that, among other things, the defendants failed to disclose N2K's first quarter financial results in the registration statement for the April 1998 public offering. The defendants moved to dismiss the complaint on August 31, 1998 for failure to state a claim and/or for failure to plead fraud with the requisite particularity. On May 21, 1999, Judge Baer dismissed the plaintiff's complaint with prejudice. On June 22, 1999, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Second Circuit, which is located in New York City. On February 7, 2000, the Second Circuit upheld Judge Baer's dismissal of the plaintiff's complaint.

     On or about November 4, 1998, an action entitled Ticketmaster Ticketing Co.
v. N2K Inc. (Docket No. BC200194) was filed against N2K in California Superior Court for the County of Los Angeles. The Ticketmaster action alleges that N2K breached a marketing and advertising contract dated April 23, 1998 between Ticketmaster and N2K, which N2K terminated effective October 31, 1998, based on alleged breaches of the agreement by Ticketmaster as well as other tortious conduct. Ticketmaster seeks damages in an amount not less than $8,000,000, plus pre- and post-judgment interest, as well as fees and costs. N2K filed a cross-complaint for affirmative relief. The parties are in the process of conducting discovery in preparation for trial.

     N2K and 17 other entities have been named as defendants in a civil action entitled Interactive Gift Express v. Compuserve, Inc., et al. (Docket 95 CV 6871
(BSJ)), which is pending in the U.S. District Court for the Southern District of New York. N2K has also been named as defendant in a civil action entitled Parsec Sight/Sound, Inc. v. N2K Inc. (Docket 98 CV 0118), which is pending in the U.S. District Court for the Western District of Pennsylvania. The plaintiffs in each of these actions allege infringement of intellectual property rights, and each seeks treble damages and costs in an unspecified amount, as well as other declaratory and injunctive relief. In the Interactive Gift action, the court has issued a preliminary ruling favorable to defendants. The plaintiffs consented to entry of judgment against them in order to speed their appeal of the court's ruling. The parties have appealed the matter to the U.S. Court of Appeals for the Second Circuit. In the Parsec action, CDNOW has answered the complaint and discovery is ongoing.

     CDNOW and N2K have been named defendants in an action brought by BPW Rhythmic Records, L.L.C. for breach of contract and other related claims arising out of a label agreement entered into between N2K Inc. and Rhythmic Records on March 27, 1998. The plaintiff, Rhythmic Records, seeks direct, punitive and exemplary damages, costs, including attorney's fees, and a constructive trust against CDNOW's assets. Plaintiff originally filed the action in a Texas state court. CDNOW and N2K removed the action to the U.S. District Court for the Northern District of Texas, and filed a motion to have the case dismissed or moved to the federal trial court in New York City. Subsequently, the federal court in Texas transferred the action to the U.S. District Court for the Southern District of New York in New York City. The parties are in the early stages of this litigation and have not yet begun formal pre-trial discovery.

     On July 14, 1999, CDNOW filed a complaint against Lycos, Inc. and its wholly-owned subsidiary Tripod, Inc., in the U.S. District Court located in Philadelphia, Pennsylvania. The complaint alleges that Lycos and Tripod breached their respective obligations to CDNOW as specified in the linking agreement entered into among CDNOW, Lycos and Tripod on March 26, 1998. CDNOW seeks damages in excess of $75,000 and a declaratory judgment terminating the linking agreement. On November 15, 1999, Lycos and Tripod filed an answer and counterclaim alleging breach of contract, quantum meruit and restitution, breach of implied covenant of good faith and fair dealing and unfair and deceptive acts and practices. Lycos and Tripod seek dismissal of the complaint, attorneys' fees and damages as established at trial. The parties are in the early stages of this litigation and have not yet begun formal pre-trial discovery.

     CDNOW is a party to other lawsuits and proceedings arising in the ordinary course of its business, none of which, in CDNOW's opinion, is likely to have a material adverse effect on operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     CDNOW's common stock trades on the National Market segment of the Nasdaq Stock Market under the symbol "CDNW." The following table sets forth, for the periods indicated, the high and low sales prices as quoted on the Nasdaq Stock Market.

Period                                          High           Low
------                                         ------         ------
Fiscal 1999:
--------------
First Quarter                                  $24.94         $13.63
Second Quarter                                 $22.25         $13.25
Third Quarter                                  $23.27         $11.38
Fourth Quarter                                 $18.13          $9.88

Fiscal 1998:
--------------
First Quarter (beginning February 10, 1998)    $27.25         $18.25
Second Quarter                                 $39.00         $16.00
Third Quarter                                  $27.50          $7.00
Fourth Quarter                                 $39.25          $7.06

     As of March 20, 2000 there were 354 holders of record of CDNOW's common stock, although it believes that the number of beneficial holders of its common stock exceeds twenty thousand. On March 20, 2000, the closing sale price of the common stock as reported by the Nasdaq Stock Market was $5.625.

     CDNOW has never declared or paid any cash dividends on its capital stock. CDNOW currently intends to retain any earnings it may realize to finance future growth and working capital needs and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from CDNOW's financial statements of the company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and related notes thereto included in Item 8.

                                                                Year Ended December 31,

                                            1999             1998             1997             1996             1995
                                      ---------------- ---------------- ---------------- ---------------- ----------------
Statement of Operations Data:

Net sales............................ $   147,189,405  $    56,394,606  $    17,372,795  $     6,300,294  $     2,176,474
Cost of sales........................     118,037,621       45,250,328       13,847,773        5,074,087        1,815,672
                                      ---------------- ---------------- ---------------- ---------------- ----------------
Gross profit.........................      29,151,784       11,144,278        3,525,022        1,226,207          360,802
Operating expenses:
Operating and development............      23,421,062        8,000,023        2,541,434          669,280          149,982
Sales and marketing................        89,734,790       44,572,304        9,607,603          765,156          229,912
General and administrative...........      11,736,503        4,244,194        1,953,078          563,593          180,573
Amortization of goodwill and other
    intangibles .....................      25,786,261          202,801               --               --               --
Dispute settlement...................              --               --               --        1,024,030               --
                                      ---------------- ---------------- ---------------- ---------------- ----------------
Total operating expenses.............     150,678,616       57,019,322       14,102,115        3,022,059          560,467
                                      ---------------- ---------------- ---------------- ---------------- ----------------
Operating loss.......................    (121,526,832)     (45,875,044)     (10,577,093)      (1,795,852)        (199,665)
Interest income (expense), net.......       2,297,807        2,106,123         (170,312)         (14,556)          (1,248)
                                      ---------------- ---------------- ---------------- ---------------- ----------------
Net loss.............................    (119,229,025)     (43,768,921)     (10,747,405)      (1,810,408)        (200,913)
Accretion of preferred stock to
     redemption value................              --         (115,542)        (410,103)              --               --
                                      ---------------- ---------------- ---------------- ---------------- ----------------
Net loss applicable to common
     shareholders.................... $  (119,229,025) $   (43,884,463) $   (11,157,508) $    (1,810,408) $      (200,913)
                                      ================ ================ ================ ================ ================
Net loss per common share............ $         (4.32) $         (2.79) $         (1.42) $         (0.29) $         (0.03)
                                      ================ ================ ================ ================ ================
Weighted average number of common
     shares outstanding..............      27,618,917       15,712,857        7,845,684        6,139,072        6,000,000
                                      ================ ================ ================ ================ ================

                                            1999             1998             1997             1996             1995
Balance Sheet Data:                   ---------------- ---------------- ---------------- ---------------- ----------------
Cash and cash equivalents............ $    20,612,706  $    49,041,370  $    10,686,001  $       775,865  $        43,812
Working capital (deficit)............     (37,152,771)      42,408,170       (1,218,005)         231,455         (235,478)
Total assets.........................     118,801,757       69,043,043       16,448,425        1,575,459          268,468
Long-term debt, excluding current
     portion.........................       2,629,359        1,750,892          962,144           91,133            9,519
Redeemable convertible preferred
     stock...........................              --               --        9,492,594               --               --
Total shareholders' equity (deficit).      44,765,289       51,138,937       (9,752,450)         514,017          (99,362)

ITEM 7.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               -------------------------------------------------

Overview.

     CDNOW is a leading electronic commerce retailer of pre-recorded music, including CDs and digital downloads, and other entertainment-related products. Its early entry into the online music retailing industry has helped CDNOW gain a well-recognized brand and a large customer base. CDNOW strives to combine the advantages of online commerce with superior customer focus in order to be the authoritative source for the online purchase of music. CDNOW's Internet site, cdnow.com, offers broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. Due to CDNOW's retail focus, revenues are primarily derived from the sale of pre-recorded music and related products. CDNOW also sells advertising space and sponsorships to companies interested in promoting their own goods and services to CDNOW's customer base and the large number of visitors to CDNOW's Internet site.

     CDNOW has grown rapidly since its founding in 1994. Since inception, approximately 3.2 million customers have made purchases from either CDNOW or from Music Boulevard, the Internet music retail store previously operated by N2K, which was integrated into the cdnow.com Internet site on May 17, 1999. Approximately 1.6 million customers made their initial purchase during the year ended December 31, 1999. CDNOW's net sales grew to $147.2 million during the year ended December 31, 1999, compared to $56.4 million during the year ended December 31, 1998.

     In addition to the sales generated from Music Boulevard customers as a result of the acquisition of N2K and the rapid acquisition of new customers, CDNOW has also generated significant sales from existing customers. Repeat customers accounted for approximately 63% of net sales during the year ended December 31, 1999, up from approximately 56% during the year ended December 31, 1998.

     CDNOW believes that the key factors affecting its long-term financial success include its ability to secure financing arrangements, obtain new customers at reasonable costs, retain customers and encourage repeat purchases. CDNOW seeks to expand its customer base through multiple marketing channels, which include (i) marketing campaigns using a combination of online and traditional offline marketing, consisting of print, television and radio advertising, (ii) continuing marketing agreements with one or more Internet content and service providers, (iii) entering into linking arrangements with other Internet sites as part of its affiliate website programs, and (iv) using direct marketing techniques to target new and existing customers with personalized communications. CDNOW periodically enters into marketing agreements with various Internet portals and online content providers. CDNOW presently has marketing agreements in place with, among others, AOL, Excite and MTV/VH1.

     Since inception, CDNOW has incurred significant net losses and, as of December 31, 1999, had accumulated losses of $174.3 million. CDNOW expects that it will continue to incur losses and generate negative cash flow from operations for the foreseeable future. Since it has relatively low product gross margins, the ability of CDNOW to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales and/or alternative financing arrangements are not realized, CDNOW will be materially adversely affected. There can be no assurance that CDNOW will be able to generate sufficient revenues to achieve or maintain profitability on a quarterly or annual basis or secure adequate funding to continue its operations.

Results of Operations.

   Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998
   -------------------------------------------------------------------------

Net Sales. Net sales primarily reflect the sale of pre-recorded music and other entertainment-related products, net of estimated returns and promotional discounts. Net sales include coupons redeemed to purchase merchandise and outbound shipping and handling charges. Revenues from the sale of both cash and barter advertising on CDNOW's Internet site are also included in net sales. Net sales were $147.2 million for the year ended December 31, 1999, representing an increase of 161% over the year ended December 31, 1998. This increase is attributable to continued growth of CDNOW's customer base, increased sales from repeat customers (including former Music Boulevard customers) and increased advertising revenue. For the year ended December 31, 1999, CDNOW added approximately 1.6 million new customers, compared to 686,000 new customers that were added during the year ended December 31, 1998. The addition of approximately 1.6 million new customers for the year ended December 31, 1999 brings the total number of customers who have made purchases at either CDNOW or Music Boulevard since each site's respective inception to approximately 3.2 million as of December 31, 1999. During 1999, CDNOW continued to devote a substantial portion of its marketing efforts to the retention of existing customers. Repeat customer purchases represented approximately 63% of product sales for the year ended December 31, 1999, compared to approximately 56% for the year ended December 31, 1998. Advertising revenue was $8.8 million for the year ended December 31, 1999, representing an increase of 626% over the year ended December 31, 1998.

     CDNOW includes the amount of coupons redeemed to purchase merchandise in net sales. As a percentage of net sales, coupons redeemed were 4.9% for the year ended December 31, 1999 compared to 3.2% for the year ended December 31, 1998. For the years ended December 31, 1999 and 1998, the total amount of redeemed coupons included in net sales was approximately $7.2 million and $1.8 million, respectively. CDNOW also includes the revenue associated with barter advertising transactions in net sales. As a percentage of net sales, barter revenue was 1.3% for both the years ended December 31, 1999 and 1998. The total amount of barter revenue included in net sales was approximately $1.9 million and $753,000 for the years ended December 31, 1999 and 1998, respectively.

     International sales represented 19% of net sales for the year ended December 31, 1999 compared to 21% for the year ended December 31, 1998. The decrease in international sales as a percentage of net sales is primarily due to a proportionally larger increase in U.S. sales resulting from heavily-promoted shipping discounts for U.S. customers during the fourth quarter of 1999. The decrease is also due to a proportionally larger increase in U.S. sales from Music Boulevard customers obtained as a result of the acquisition of N2K, which derived a smaller percentage of its sales from international customers than CDNOW. Nevertheless, international sales increased to $27.6 million for the year ended December 31, 1999, from $11.7 million in the year ended December 31, 1998.

Cost of Sales. Cost of sales consists primarily of the cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling charges. Cost of sales increased 161%, to $118.0 million for the year ended December 31, 1999, from $45.3 million for the year ended December 31, 1998. The increase in percentage terms is identical to the 161% increase in net sales, and hence CDNOW's gross margin remained consistent at 19.8% for the years ended December 31, 1999 and 1998. During 1999, CDNOW pursued more aggressive pricing policies and promotions than in 1998, but the effects were offset by the increase in advertising revenue, which has a higher margin than product sales.

Operating and Development Expense. Operating and development expense consist primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure and fees paid by CDNOW in return for licensing of ratings, reviews, sound samples and other information. Store maintenance costs are charged to expense as incurred. Operating and development expense increased by $15.4 million, or 193%, to $23.4 million for the year ended December 31, 1999 compared to $8.0 million for the year ended December 31, 1998. As a percentage of net sales, operating and development expense was 15.9% for the year ended December 31, 1999 compared to 14.2% for the year ended December 31, 1998. The increase in both dollar and percentage terms is attributable to costs of systems and telecommunications infrastructure necessary to support increased traffic and transaction volume on CDNOW's online site, some of which is attributable to the merger with N2K, to increased staffing and associated costs related to maintaining the features and functionality of CDNOW's online site and transaction-processing systems and to increased investments in store content.

Sales and Marketing Expense. Sales and marketing expense includes expenses related to marketing agreements, advertising and promotions, including barter advertising and coupon promotions, payroll and related expenses for personnel engaged in marketing, selling, and customer service activities and credit card processing fees. Sales and marketing expense increased by $45.1 million to $89.7 million for the year ended December 31, 1999 compared to $44.6 million for the year ended December 31, 1998. As a percentage of net sales, sales and marketing expense was 61.0% for the year ended December 31, 1999 compared to 79.0% for the year ended December 31, 1998. The increase in absolute dollars was primarily attributable to increased costs associated with CDNOW's marketing agreements, including those assumed by it as a result of the acquisition of N2K and those entered into partway through 1998. In addition, CDNOW incurred increased staffing and related costs in connection with the implementation of its marketing strategy and customer service activities necessary to support its increased customer base, and increased credit card processing fees related to the growth of revenues. The increase is also due to increased advertising and promotional expenditures. The decrease as a percentage of sales is primarily attributable to the increased percentage of CDNOW's sales from repeat customer purchases, which are relatively less expensive than the cost of acquiring new customers, and marketing efficiencies gained from the merger with N2K.

General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, insurance, professional fees and other general and corporate expenses. General and administrative expense increased by $7.5 million, or 177%, to $11.7 million for the year ended December 31, 1999 compared to $4.2 million for the year ended

December 31, 1998. As a percentage of net sales, general and administrative expense increased to 8% for the year ended December 31, 1999 compared to 7.5% for the year ended December 31, 1998. The increase in both dollar and percentage terms is primarily due to merger-related expenses of approximately $2.4 million incurred in connection with CDNOW's terminated Merger and Contribution Agreement to combine its business with Columbia House, the hiring of additional personnel to support overall growth of CDNOW, and increased professional fees.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc. were approximately $25.8 million for the year ended December 31, 1999 compared to $203,000 for the year ended December 31, 1998. As the acquisition of N2K was completed in March 1999, amortization expense in 1998 only related to the acquisition of superSonic Boom, Inc.

Net Loss Applicable to Common Shareholders. CDNOW's net loss applicable to common shareholders was $119.2 million for the year ended December 31, 1999 compared to $43.9 million for the year ended December 31, 1998.

   Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997
   -------------------------------------------------------------------------

Net Sales. Net sales were $56.4 million for the year ended December 31, 1998, representing an increase of 225% over the year ended December 31, 1997. The increase is attributable to continued growth of CDNOW's customer base and repeat purchases from existing customers who have typically purchased more units per order than new customers. Net sales were favorably affected by increased advertising and promotional activities, including CDNOW's purchase of advertising during the 1998 Grammy Awards and 1998 MTV Video Music Awards, as well as the continued implementation of its marketing agreements. For the year ended December 31, 1998, CDNOW added approximately 686,000 new customers, compared to 209,000 new customers that were added during the year ended December 31, 1997.

     For the years ended December 31, 1998 and 1997, the total amount of redeemed coupons included in net sales was approximately $1.8 million and $0, respectively. The total amount of barter revenue included in net sales was approximately $753,000 and $0 for the years ended December 31, 1998 and 1997, respectively.

     International sales represented 21% of net sales for the year ended December 31, 1998 compared to 29% for the year ended December 31, 1997. The decrease in international sales as a percentage of net sales is primarily due to a proportionally larger increase in domestic sales resulting from increased spending in domestic marketing and advertising programs. Nevertheless, international sales increased to $11.7 million for the year ended December 31, 1998, from $5.0 million in the year ended December 31, 1997.

Cost of Sales. Cost of sales increased by $31.4 million, or 227%, to $45.3 million for the year ended December 31, 1998, compared to $13.8 million for the year ended December 31, 1997. CDNOW's gross margin decreased to 19.8% for the year ended December 31, 1998 from 20.3% for the year ended December 31, 1997. The decline in gross margin was attributable to more aggressive pricing of recent releases and popular titles, as well as increased sales discounts.

Operating and Development Expense. Operating and development expense increased by $5.5 million or 215% to $8.0 million for the year ended December 31, 1998 compared to $2.5 million for the year ended December 31, 1997. The increase is attributable to increased staffing and costs related to enhancing the features and functionality of CDNOW's on-line store and transaction-processing systems as well as increased investment in store content, systems and telecommunications infrastructure. As a percentage of net sales, operating and development expense remained relatively constant at 14.2% for the year ended December 31, 1998 compared to 14.6% for the year ended December 31, 1997.

Sales and Marketing Expense. Sales and marketing expense increased by $35.0 million to $44.6 million for the year ended December 31, 1998 compared to $9.6 million for the year ended December 31, 1997. As a percentage of net sales, sales and marketing expense grew to 79.0% for the year ended December 31, 1998 compared to 55.3% for the year ended December 31, 1997. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to increased online and traditional advertising, including CDNOW's purchase of advertising during the 1998 Grammy Awards and the 1998 MTV Video Music Awards, and costs associated with its marketing agreements and promotional and public relations expenditures. CDNOW increased its advertising expense to $33.7 million for the year ended December 31, 1998, compared to $6.8 million for the year ended December 31, 1997. In addition, CDNOW incurred increased staffing and related costs in connection with the implementation of its marketing strategy and customer service activities necessary to support its increased customer base and increased credit card processing fees related to the growth of revenues.

General and Administrative Expense. General and administrative expense increased by $2.3 million, or 117% to $4.2 million for the year ended December 31, 1998, compared to $2.0 million for the year ended December 31, 1997. The increase in general and administrative expense was primarily due to the hiring of additional personnel and increases in professional fees as well as the costs associated with becoming a public company. As a percentage of net sales, general and administrative expense decreased to 7.5% for the year ended December 31, 1998, compared to 11.2% for the year ended December 31, 1997, as general and administrative expenses were spread over a larger revenue base.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles of approximately $203,000 for the year ended December 31, 1998 relates to the May 1998 acquisition of superSonic Boom, Inc.

Net Loss Applicable to Common Shareholders. CDNOW's net loss applicable to common shareholders was $43.9 million for the year ended December 31, 1998, compared to $11.2 million for the year ended December 31, 1997.

Liquidity and Capital Resources.

     At December 31, 1999, CDNOW's cash and cash equivalents were $20.6 million compared to $49.0 million at December 31, 1998. In February 1998, CDNOW consummated its initial public offering by selling an aggregate of 4,561,250 shares of common stock and raising net proceeds of approximately $67.1 million. In July 1998, CDNOW consummated a second public offering by selling an aggregate of 1,250,000 shares of common stock and raising net proceeds of approximately $21.5 million. Prior to February 1998, CDNOW primarily financed its operations through private sales of capital stock (which, through December 31, 1997, totaled $10.5 million, including $9.3 million raised in July and August of
1997), the private sale of $5.8 million of Series A Notes in November 1997, internally-generated cash flows, advances from related parties and certain other short-term loans.

     Net cash used in operating activities of $51.8 million for the year ended December 31, 1999 was primarily attributable to a net loss of $119.2 million, of which $31.8 million was a non-cash charge for depreciation and amortization and $1.1 million was a non-cash charge for accelerated option vesting, options issued to non-employees, and common stock issued to employees. Additional uses of cash included a $1.7 million increase in accounts receivable due to an increase in fourth quarter revenues compared to 1998. These uses of cash were partially offset by a $7.7 million decrease in prepaid expenses and other assets primarily due to the expense of prepaid marketing agreements, a net $27.9 million increase in accounts payable and accrued expenses due to an increase in accrued merchandise costs and accrued advertising expenses, and a $1.8 million increase in deferred revenue and deferred rent liability. The changes in working capital exclude the impact of the acquisition of the assets acquired and liabilities assumed as a result of the acquisition of N2K on March 17, 1999. Net cash used in operating activities of $40.4 million for the year ended December 31, 1998 was primarily attributable to a net loss of $43.8 million and an increase of $3.7 million in prepaid expenses partially offset by a $5.1 million increase in accounts payable and accrued expenses, and depreciation and amortization of $2.1 million.

     Net cash provided by investing activities was $23.9 million for the year ended December 31, 1999, which consisted of $27.8 million in net cash acquired from the acquisition of N2K, partially offset by purchases of equipment and leasehold improvements of $3.9 million. Net cash used in investing activities was $3.8 million for the year ended December 31, 1998, and consisted of purchases of equipment and leasehold improvements of $4.4 million and $424,000 for the acquisition of superSonicBoom, Inc., partially offset by the sale of short-term investments of $1.0 million.

     Net cash used in financing activities was $526,000 for the year ended December 31, 1999. During the year ended December 31, 1999, CDNOW made $1.3 million of payments under capital lease and term loan obligations including the payoff of the capital leases and loans assumed as a result of the acquisition of N2K. This use of cash was partially offset by the receipt of $819,000 of proceeds from exercised warrants and options. Net cash provided by financing activities was $82.6 million for the year ended December 31, 1998, and consisted largely of net proceeds of approximately $88.6 million from CDNOW's 1998 public offerings, offset by the retirement of $5.8 million of the company's Series A Notes.

     As of December 31, 1999 CDNOW's principal commitments consisted of obligations under its marketing agreements and obligations associated with leased office space and capital financing arrangements. CDNOW is required to pay aggregate minimum fixed fees under its marketing agreements of $10.9 million and $2.8 million during the years ended December 31, 2000 and 2001, respectively.

     In connection with CDNOW's Merger and Contribution Agreement with Sony and Time Warner on July 12, 1999, to combine its business with that of Columbia House, it received a short-term loan commitment from Sony and Time Warner to provide $30 million in working capital financing, based on certain working capital minimums, drawable on or after December 16, 1999. On March 13, 2000, Sony, Time Warner and CDNOW mutually consented to terminate the Merger and

Contribution  Agreement  and entered  into a  Termination  Agreement.  Under the
Termination Agreement, Sony and Time Warner purchased $21 million of CDNOW common stock and converted the $30 million short-term loan commitment from the Merger and Contribution Agreement, into long-term convertible debt. As of March 16, 2000, CDNOW has made borrowings under the long-term convertible debt of $20 million. Following execution of the Termination Agreement, the company retained Allen & Company to explore strategic options and alternative financing arrangements. CDNOW believes that its current cash and cash equivalents are sufficient to meet its payment obligations until approximately September 30, 2000. CDNOW is actively seeking third party financing or another merger transaction. However, CDNOW cannot assure that it will be able to obtain the financing necessary to continue supporting its business.

Seasonality.

     CDNOW expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns affecting sales of pre-recorded music and other entertainment-related products. Sales in the traditional retail music industry are significantly higher in the fourth calendar quarter of each year, which corresponds to the holiday season, than in the preceding three-quarters. Additionally, retail music sales are traditionally hits-driven through popular releases by well-known and emerging artists. The presence or absence of hits in any one quarter tends to affect music sales.

     To date, CDNOW's limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on its business, especially with regard to products other than the sale of music CDs. CDNOW believes that period-to-period comparisons of its historical results are not necessarily meaningful and should not be relied upon as an indication of future results.

Factors Affecting CDNOW's Business and Prospects. CDNOW expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside its control. Factors that may affect CDNOW's quarterly operating results include: (i) its ability to secure alternative financing arrangements, (ii) its ability to retain existing customers, attract new customers and maintain customer satisfaction, (iii) its competitors, (iv) price competition or higher wholesale prices, (v) the level of use of the Internet and consumer acceptance of the Internet for the purchase of CDNOW's products, (vi) seasonal fluctuations in sales of CDNOW's products, (vii) its ability to maintain its systems and infrastructure and attract qualified personnel, (viii) technical difficulties, system downtime or Internet performance problems not attributable to CDNOW, (ix) the amount and timing of operating costs relating to the maintenance of CDNOW's business, operations and infrastructure, (x) the timing of CDNOW promotions and sales programs, (xi) the level of merchandise returns experienced by CDNOW, (xii) government regulation and (xiii) general economic conditions and economic conditions specific to the Internet, the online sale of products and the entertainment industry.

Risks Associated with the Year 2000.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. CDNOW's computer systems and those of its key suppliers and service providers may fail, which could result in system failures or miscalculations causing disruptions to operations, including, among others, a temporary inability to process transactions, create and send invoices or engage in similar normal business activities, which may adversely affect it. CDNOW has developed detailed plans for resolving problems related to the year 2000 issue. To date, CDNOW has not experienced any Year 2000 problems in computer systems or operations. However, latent Year 2000 problems could be experienced.

     CDNOW actively worked with and encouraged its suppliers to minimize the risks of business disruptions resulting from Year 2000 issues and developed contingency plans where necessary.

     CDNOW estimates that, as of December 31, 1999, the cost of remediating its internal systems has been approximately $250,000. These efforts were funded through normal working capital.

Recently  Issued  Accounting   Pronouncements.   See  Note  2  "Recently  Issued
Accounting Pronouncements" in the Consolidated Financial Statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

Foreign Currency Risk. CDNOW's revenues and expenses are denominated in United States dollars, with the exception of revenues and expenses related to its Japanese internet site. Therefore, the only current exposure to foreign currency risk relates to international sales. For the years ended December 31, 1999 and December 31, 1998, international sales accounted for approximately 19% and 21% of net sales, respectively. To the extent that the value of the United States dollar increases relative to foreign currencies, it may be more costly for international customers to make purchases. Therefore, changes in exchange rates may impact the amount of CDNOW's international sales.

Interest  Rate Risk.

     CDNOW's exposure to market risk as a result of changes in interest rates relates primarily to its investment portfolio. CDNOW invests in instruments that meet high credit quality standards, as specified in its investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

     As of December 31, 1999, all of CDNOW's funds were cash equivalents. Due to the average maturity and conservative nature of its investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of CDNOW's investments decreased by one percent, its interest income for the year ended December 31, 1999 would have decreased by approximately $350,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by one percent. The impact on CDNOW's future interest income from future changes in investment yields will depend largely on the gross amount of its investments. (See the "Liquidity and Capital Resources" section of this report).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     CDNOW's financial statements are filed under this Item 8, beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------
         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CDNOW's executive officers and directors are as follows:

Name                         Age   Position
----                         ---   --------
Jason Olim.................  30    President and Chief Executive Officer
Jonathan V. Diamond .......  41    Chairman of the Board of Directors
Matthew Olim...............  30    Technical Lead and Director
Rod Parker (1).............  56    Senior Vice President of Product Management and Marketing
Joel Sussman...............  51    Vice President and Chief Financial Officer
Michael Krupit.............  36    Chief Operating Officer
Robert Saltzman............  48    Vice President of Corporate Sales and Development
David Capozzi..............  43    Vice President, General Counsel and Secretary
Steve Dong (4).............  41    Vice President of Operations
James E. Coane.............  59    Director
Patrick  Kerins (2) (3)....  44    Director
John Regan (2) (3).........  40    Director

(1)      Mr. Parker resigned in July 1999.
(2)      Member of the Audit Committee of the Board of Directors.
(3)      Member of the Compensation Committee of the Board of Directors.
(4)      Mr. Dong resigned as of March 20, 2000.

     Jason Olim co-founded CDNOW in February 1994 and has been President since inception and Chief Executive Officer since November 1997. Previously, Mr. Olim was employed in the Professional Services group of Soft-Switch, Inc. where he designed and built software systems for routing mail and documents for domestic and international clients. Mr. Olim has a Bachelor of Arts degree in Computer Science from Brown University.

     Jonathon V. Diamond has been CDNOW's Chairman of the Board since the effective date of the merger with N2K on March 17, 1999. Mr. Diamond served as Vice Chairman and a director of N2K from February 1996 to March 17, 1999. From June 1995 to February 1996, Mr. Diamond served as Co-Chairman of New York N2K. Mr. Diamond was an investor in and director of Telebase Systems, Inc. from September 1994 to February 1996. Mr. Diamond founded and was Chairman, from 1991 to 1995, of the J. Diamond Group, a holding company which acquired and launched six media and entertainment companies in the U.S. and the U.K. From 1984 to 1990, Mr. Diamond served as a director and Executive Vice President of GRP, a jazz record label, where he was responsible for its business and financial strategy. Prior to his association with GRP, Mr. Diamond founded Diamond Investments, which acquired or launched companies in the media, entertainment and broadcasting areas. Mr. Diamond holds a B.A. in Economics and Music from the Honors College of the University of Michigan and an M.B.A. from Columbia University's Graduate School of Business.

     Matthew Olim co-founded CDNOW in February 1994 and has been responsible for the development of CDNOW's system architecture and transactions systems. Mr. Olim has a Bachelor of Arts degree in Astrophysics from Columbia University.

     Rod Parker was Senior Vice President of Product Management and Marketing from June 1997 through July 1999.

     Joel Sussman has been a Vice President and CDNOW's Chief Financial Officer since September 1997. From June 1995 to September 1997, Mr. Sussman was an
independent financial management consultant and served as Interim Chief Financial Officer of a number of companies, including CDNOW. From July 1994 to June 1995, Mr. Sussman was Vice President, Finance and Administration, and Chief Financial Officer of Personnel Data Systems, Inc. From January 1991 to December 1994, Mr. Sussman was Vice President of Finance and Chief Financial Officer of The Devereux Foundation. Prior to January 1991, Mr. Sussman served for 10 years as Treasurer of Decision Data, Inc. and six years in commercial banking and leasing. Mr. Sussman is a Certified Public Accountant and Certified Management Accountant and holds a Masters degree in Business Administration from the Wharton School of the University of Pennsylvania.

     Michael Krupit was CDNOW's Vice President of Technology from October 1997 through January 31, 2000 and was the Director of Technology from April 1997 to October 1997. Mr. Krupit was promoted to Chief Operating Officer on February 1, 2000. Mr. Krupit was the Director of Technology and Product Development at Infonautics, Inc., a provider of searching, viewing, and retrieval applications for the Internet, from February 1994 to March 1997. Mr. Krupit was the Development Manager at Verity, Inc., a provider of online information and archive services, from October 1989 to November 1993.

     Robert Saltzman has been the Vice President of Strategic Business Development since December 1997. Mr. Saltzman served as the Director of Business Development at Bell Atlantic Network Integration from November 1995 to December 1997. From 1987 to 1995, Mr. Saltzman held various sales and marketing positions with Unisys Corporation.

     David Capozzi has been a Vice President and General Counsel since April 1998. From February 1996 to April 1998, Mr. Capozzi was an attorney with the law firm of Morgan, Lewis & Bockius LLP. Mr. Capozzi also has over 14 years of experience in varying capacities in software design and development, including seven years with Marriott Corporation. Mr. Capozzi holds a Juris Doctorate from The American University, Washington College of Law, a Masters in Business Administration from the Katz Graduate School of Business of the University of Pittsburgh and a Bachelor of Science in Computer Science from the University of Pittsburgh.

     Steve Dong was Vice President of Operations from May 1998 until March 20, 2000.

     James E. Coane has been a member of CDNOW's Board of Directors since the effective date of the merger with N2K on March 17, 1999. Mr. Coane served as President, Chief Operating Officer and a director of N2K from February 1996 through March 17, 1999. From April 1987 to February 1996, Mr. Coane served as President and Chief Executive Officer of N2K and as Chairman of the Board of Directors from 1993 until February 1996. From 1984 to 1987, Mr. Coane served as President and Chief Operating Officer of Morris Decision Systems, Inc., a marketer and supplier of microcomputers and related peripherals. Mr. Coane is a Phi Beta Kappa graduate of Duke University with an A.B. in Economics and Business Administration.

     Patrick Kerins has been a director since August 1997. Mr. Kerins is a Managing Director of Grotech Capital Group IV, LLC. From 1987 to March 1997, Mr. Kerins served in the Investment Banking Division of Alex. Brown & Sons Incorporated, most recently as a Managing Director beginning in January 1994.

     John Regan has been a director since July 1997. Since February 1995, Mr. Regan has been a Vice President of Keystone Venture IV Management Company, L.P. which is the general partner of Keystone Venture IV, L.P. From 1989 to February 1995, he was an associate and then general partner of Apex Management Partnership, a venture capital partnership.

     CDNOW's Amended and Restated Bylaws divide the Board of Directors into three classes, and each director will serve for a staggered three-year term. At each meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. To date, CDNOW has not assigned its directors to specific classes. To the extent there is an increase in the number of directors, additional directorships resulting therefrom will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

     CDNOW's executive officers are elected by, and serve at the pleasure of, the Board of Directors. Jason Olim and Matthew Olim are brothers.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation. CDNOW reimburses its directors for out-of-pocket expenses incurred in connection with their rendering of services as directors. CDNOW currently does not intend to pay cash fees to directors for attendance at meetings. Directors who are not currently receiving compensation as CDNOW officers or employees are eligible to receive options under the CDNOW 1999 Equity Compensation Plan. To date, no such options have been granted to directors under either of these plans.

Compensation Committee Interlocks and Insider Participation. Since August 1997, recommendations concerning the aggregate compensation of CDNOW employees were made to the Compensation Committee by CDNOW's President. The Compensation Committee was formed in August 1997. The members of the Compensation Committee are Patrick Kerins and John Regan. Prior to August 1997, decisions concerning the compensation of CDNOW employees, including its executive officers, were made by the Board of Directors, which included Jason Olim and Matthew Olim.

Executive Compensation

                                                                           Long Term
                                                                          Compensation
                                        Annual Compensation                  Awards
                              ---------------------------------------      Securities
                              Fiscal                     Other Annual      Underlying     All Other
Name and Principal Position    Year    Salary    Bonus   Compensation       Options      Compensation
---------------------------   ------  --------  -------  ------------     ------------  --------------
Jason Olim                     1999   $193,077  $    --  $         --     $         --  $        2,822 (6)
  President and Chief          1998    147,858       --            --               --           2,286
  Executive Officer            1997     89,583       --            --               --           1,272
------------------------------------------------------------------------------------------------------
Jonathan Diamond
  Chairman of the Board        1999    200,384       --         6,720 (7)           --              --
  of Directors (1)
------------------------------------------------------------------------------------------------------
Rod Parker                     1999    153,859       --        12,574 (3)       10,000           1,154 (6)
  Senior Vice President (2)    1998    212,412   55,000        37,218               --           2,525
                               1997    130,730       --         3,879          120,000           1,335
------------------------------------------------------------------------------------------------------
Robert Saltzman                1999    152,489       --            --           60,000           1,333 (6)
  Vice President (4)           1998    147,998       --            --               --              --
                               1997     10,301       --            --           75,000              --
------------------------------------------------------------------------------------------------------
James Coane
  Director (5)                 1999    151,442       --        10,094 (7)           --           1,575 (6)

(1) Mr. Diamond became the Chairman of the Board of Directors on the N2K merger effective date on March 17, 1999.
(2) Mr. Parker commenced employment with CDNOW in June 1997 and resigned in July 1999. Mr. Parker has a one-year severance agreement, which expires in July 2000.
(3) Other Annual Compensation for Mr. Parker includes reimbursement for an apartment in Pennsylvania and travel expenses. Mr. Parker's residence is in Connecticut.
(4)      Mr. Saltzman commenced employment with CDNOW in December 1997.
(5) Mr. Coane became a member of the CDNOW Board of Directors on the N2K merger effective date on March 17, 1999.
(6)      Represents CDNOW contribution to 401(k) Plan.
(7)      Represents automobile allowance.

     The following table sets forth information regarding stock options held as of December 31, 1999 by executive officers named in the Summary Compensation Table. The dollar values are based on closing sales price per share on December 31, 1999 as reported on the Nasdaq National Market. The closing price per share on that date was $9.88.

                                            Fiscal Year-End Option Values

                                                Number of Securities
                                               Underlying Unexercised      Value of Unexercised In-The-Money
                                             Options at December 31, 1999     Options at December 31, 1999
                    Shares        Value     ------------------------------  ---------------------------------
         Name      Exercised     Received    Exercisable    Unexercisable    Exercisable       Unexercisable
----------------  ----------- ------------  -------------  ---------------  --------------    ---------------
Jonathan Diamond           --           --        310,770           11,428   $   1,001,011     $       66,275
Rod Parker            120,000   $1,782,900          5,000            5,000              --                 --
Robert Saltzman            --           --         40,625          119,375              --                 --
James Coane             5,903   $   70,723        102,714               --   $     375,776                 --

Equity Compensation Plans.

     CDNOW has adopted the 1996 Equity Compensation Plan (the "1996 Plan") and the 1999 Equity Compensation Plan (the "1999 Plan") (together the "Plans") pursuant to which it has awarded stock options to its employees, officers, non-employee directors and certain independent contractors and consultants. CDNOW ceased granting stock options pursuant to the 1996 Plan as of March 17, 1999. Since that date, stock options and restricted stock have been granted only pursuant to the 1999 Plan.

     The  1996  Plan  provides  for  the  issuance  to  employees,  non-employee directors and eligible independent contractors and consultants of up to 1,600,000 shares of common stock pursuant to the grant of incentive stock options (ISOs), non-qualified stock options (NQSOs), Stock Appreciation Rights
(SARs) and restricted stock. The 1999 Plan provides for the issuance to employees, non-employee directors and eligible independent contractors and consultants of up to 2,500,000 shares of common stock pursuant to the grant of ISOs, NQSOs, and restricted stock. Both Plans are administered by the Compensation Committee of the Board of Directors, which currently consists of Messrs. Kerins and Regan. Subject to the provisions of the Plans, the Compensation Committee has the authority to determine to whom stock options will be granted and the terms of any such grant, including the number of shares subject to, the exercise price and the vesting provisions of the award. Subject to the terms of the Plans, the Compensation Committee may also amend the terms of any outstanding award. Effective upon the CDNOW/N2K merger on March 17, 1999, CDNOW assumed the equity compensation plans formerly administered by N2K (the "N2K Plans").

     As of March 20, 2000, options to purchase a total of 3,441,080 shares of common stock were outstanding. Of these options, options to purchase 1,207,853 shares of common stock were fully vested and exercisable as of March 20, 2000. As of March 20, 2000, the company had an additional 541,908 shares of common stock available for future grants under the 1996 Plan and an additional 496,460 shares of common stock available for future grants under the 1999 Plan. CDNOW has made no grants under any of the N2K Plans it assumed and will not be making any grants in the future under the N2K Plans.

     The option price per share of common stock under the Equity Compensation Plans is determined by the Compensation Committee at the time of each grant, provided, however, that the option price per share for any ISO may not be less than the fair market value of the common stock at the time of the grant. In addition, if a person who owns 10 percent or more of CDNOW's common stock (a "10% Shareholder") is granted an ISO, the exercise price for such ISO may not be less than 110% of the fair market value on the date of grant. The term of each stock option may not exceed ten years; in the case of a 10% shareholder, the term may not exceed five years. Payment for the exercise of an option may be made by cash or check.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of CDNOW common stock for the following persons or entities as of March 20, 2000:

-  Each person known to CDNOW to    -  The chief executive officer
   own beneficially more than 5%       and four other most highly
   of the outstanding shares of        compensated executive
   CDNOW common stock;                 officers of CDNOW; and

-  Each director of CDNOW;          -  All directors and executive
                                       officers of CDNOW as a group.

Unless otherwise indicated, to CDNOW's knowledge, all persons and entities listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses.

                                                                          Beneficial Ownership
                                                                          of CDNOW common stock
                                                         --------------------------------------------------------
                                                                         Options/
Name of Beneficial Owner                                   Shares        Warrants         Total         Percent
-----------------------------------------------          -----------    -----------    -----------    -----------
Executive Officers and Directors
--------------------------------
Jason Olim                                                2,960,025             --      2,960,025          9.0%
Matthew Olim                                              2,960,025             --      2,960,025          9.0%
Jonathan V. Diamond                                         663,382        335,646        999,028          3.0%
James E. Coane                                               94,090         97,526        191,616           *
Patrick Kerins                                                1,000          1,569          2,569           *
John Regan (1)                                                1,819             --          1,819           *
Joel Sussman                                                    981         36,750         37,731           *
Steve Dong                                                      729         61,100         61,829           *
Michael Krupit                                               11,474         18,875         30,349           *
Robert Saltzman                                              33,508         50,937         84,445           *
All executive officers and directors as a
  group (11 persons)                                      6,725,214        633,440      7,358,654         22.4%

Five Percent Holders
--------------------
Carlos Slim Helu (2),
Grupo Sanborns, S.A. de C.V. (3),
Grupo Carso, S.A. de C.V. (4), collectively               2,000,000             --      2,000,000          6.1%
Time Warner Inc. (5) (7)                                  2,211,100             --      2,211,100          6.7%
Sony Music Entertainment Inc. (6) (7)                     2,211,100             --      2,211,100          6.7%

*  Less than one percent.

(1) Includes 1,819 shares held by Keystone Ventures IV, L.P., a partnership of which Mr. Regan is a Vice President of the general partner.
(2) The address of Carlos Slim Helu is Paseo de las Palmas 736, Col. Lomas de Chapultepec, Mexico, D.F., 11000, Mexico. Mr. Slim and members of his immediate family, directly and through their ownership of a majority of the voting and economic interests in a trust, own a majority of the outstanding voting equity securities of Grupo Carso. Accordingly, Mr. Slim may be deemed to beneficially own 2,000,000 shares of common stock.
(3) The address of Grupo Sanborns, S.A. de C.V., is Av. San Fernando No. 649, Col. Pena Pobre, Tlalpan, Mexico, D.F. 14060, Mexico.
(4) The address of Grupo Carso, S.A. de C.V., is Insurgentes Sur No. 3500, Col. Pena Pobre, Tlalpan, Mexico, D.F. 14060, Mexico. Grupo Carso is the parent of Grupo Sanborns and therefore beneficially owns 2,000,000 shares of CDNOW common stock.
(5)  The address of Time Warner Inc. is 75 Rockefeller Plaza, New York,
     New York 10019.
(6)  The address of Sony Music Entertainment, Inc. is 550 Madison Avenue,
     New York, New York 10022.
(7) On March 15, 2000 and in connection with the termination of the merger agreement among CDNOW, Time Warner Inc., Sony Music Entertainment, Inc. and Columbia House, CDNOW issued 1,202,750 shares of common stock, no par value, to each of TWI CDNOW Holdings Inc., a wholly owned subsidiary of Time Warner, Inc., and Sony Music Entertainment Inc. in consideration of cash payments of $10.5 million each. Additionally, each of Time Warner Inc. and Sony Music Entertainment Inc. have a right at any time to convert long-term debt in the amount of $10 million plus accrued interest of $83,500, as of March 20, 2000, to CDNOW's common stock, no par value, at a price of $10 per share.

Compliance with Section 16(a) of the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and executive officers and persons who beneficially own more than 10% of that company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These directors, executive officers and greater than 10% stockholders are required by regulation of the Securities and Exchange Commission to furnish to the company copies of all Section 16(a) forms they file. Initial Statements of Beneficial Ownership of Securities on Form 3 for the following directors and executive officers of CDNOW were not filed on a timely basis: Patrick Kerins, Michael Krupit, Joel Sussman, David A. Capozzi, Matthew Olim, Rod Parker, Steven Dong, Jason Olim, John Regan, Robert Saltzman, Robert David Grusin and James E. Coane. An Initial Statement of Beneficial Ownership of Securities on Form 3 for Jonathan V. Diamond has not been filed with the Securities and Exchange Commission. A Form 4 was not filed on a timely basis for James E. Coane.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

           None.

                                     PART IV
                                     -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules
------------------------------------------------------
  1. See Index to Financial Statements at page F-1.

     All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes there to, or is not applicable or required.

Reports on Form 8-K
-------------------
  None

Exhibits
--------
  None

                                   CDNOW, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                        F - 1
Consolidated Balance Sheets                                                     F - 2
Consolidated Statements of Operations                                           F - 3
Consolidated Statements of Redeemable Convertible Preferred Stock
   and Shareholders' Equity (Deficit)                                           F - 4
Consolidated Statement of Cash Flows                                            F - 5
Notes to Consolidated Financial Statements                                      F - 6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CDnow, Inc.:

We have audited the accompanying consolidated balance sheets of CDnow, Inc. (a Pennsylvania Corporation) and Subsudiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CDnow, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has suffered recurring losses from operations, has a working capital deficiency and significant payments due in 2000 related to marketing agreements that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Arthur Andersen LLP

Philadelphia, Pa.
January 28, 2000 (except with
  respect to matters discussed
  in Note 1, as to which the
  date is March 16, 2000)

                          CDNOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          December, 31
                                                            --------------------------------------
                                ASSETS                            1999                  1998
                                ------                      -----------------    -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $     20,612,706     $     49,041,370
  Accounts receivable, net                                         4,068,700              839,672
  Prepaid expenses and other                                       5,580,241            8,322,889
                                                            -----------------    -----------------
    Total current assets                                          30,261,647           58,203,931

  Property and equipment, net                                     17,216,980            6,643,995
  Goodwill and other intangibles, net                             70,121,321              833,735
  Other assets                                                     1,201,809            3,361,982
                                                            -----------------    -----------------
                                                            $    118,801,757     $     69,043,643
                                                            =================    =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:
  Current portion of long term debt                         $      1,670,838     $        822,043
  Accounts payable                                                46,431,122           10,306,323
  Accrued merger costs                                             1,384,679                   --
  Accrued expenses and other current liabilities                  17,927,779            4,667,395
                                                            -----------------    -----------------
    Total current liabilities                                     67,414,418           15,795,761

  Long term debt                                                   2,629,359            1,750,892
  Common stock subject to put rights                               2,999,995                   --
  Deferred rent liabilities                                          992,696              358,053

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 50,000,000 and 20,000,000
    shares authorized, no shares issued and outstanding                   --                   --
  Common stock, no par value, 200,000,000 and 50,000,000
    shares authorized, 30,355,948 and 17,842,975 issued
    and outstanding                                              204,573,908          102,137,536
  Additional paid-in capital                                      14,589,814            4,325,817
  Deferred compensation                                              (61,905)            (216,913)
  Accumulated deficit                                           (174,336,528)         (55,107,503)
                                                            -----------------    -----------------
    Total stockholders' equity                                    44,765,289           51,138,937
                                                            -----------------    -----------------
                                                            $    118,801,757     $     69,043,643
                                                            =================    =================

The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    December 31,
                                                                ------------------------------------------------------
                                                                     1999                1998               1997
                                                                ----------------   ----------------   ----------------
Net Sales                                                       $   147,189,405    $    56,394,606    $    17,372,795
Cost of Sales                                                       118,037,621         45,250,328         13,847,773
                                                                ----------------   ----------------   ----------------
    Gross profit                                                     29,151,784         11,144,278          3,525,022

OPERATING EXPENSES:
  Operating and development                                          23,421,062          8,000,023          2,541,434
  Sales and marketing                                                89,734,790         44,572,304          9,607,603
  General and administrative                                         11,736,503          4,244,194          1,953,078
  Amortization of goodwill and other intangibles                     25,786,261            202,801                 --
                                                                ----------------   ----------------   ----------------
    Total operating expenses                                        150,678,616         57,019,322         14,102,115
                                                                ----------------   ----------------   ----------------
  Operating loss                                                   (121,526,832)       (45,875,044)       (10,577,093)

Interest and other Income                                             2,688,882          2,742,581            201,650
Interest expense                                                       (391,075)          (636,458)          (371,962)
                                                                ----------------   ----------------   ----------------
    NET LOSS                                                       (119,229,025)       (43,768,921)       (10,747,405)

Accretion of preferred stock to redemption value                             --           (115,542)          (410,103)
                                                                ----------------   ----------------   ----------------
Net loss applicable to common shareholders                      $  (119,229,025)   $   (43,884,463)   $   (11,157,508)
                                                                ================   ================   ================
Basic and diluted loss per common share:
  Net loss per common share                                     $         (4.32)   $         (2.79)   $         (1.42)
                                                                ================   ================   ================
Weighted average number of shares outstanding                        27,618,917         15,712,857          7,845,684
                                                                ================   ================   ================

The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND

                         SHAREHOLDERS' EQUITY (DEFICIT)

                                                                               Shareholders' Equity (Deficit)
                                                           -------------------------------------------------------------------------
                                                Redeemable
                                               Convertible      Common Stock      Additional
                                                Preferred  ----------------------   Paid-in    Deferred   Accumulated
                                                  Stock     Shares       Amount     Capital      Comp.      Deficit        Total
                                              ----------- ---------- ------------ ----------- ---------- ------------- -------------
BALANCE AT DECEMBER 31, 1996                  $        --  7,845,684 $    579,549 $        --  $      -- $     (65,532)$    514,017
 Sale of redeemable Series A and B
   convertible preferred stock, net of
   expenses and value of warrants issued        9,082,491         --           --     170,000         --            --      170,000
 Value of warrants issued with Series A
   convertible notes                                   --         --           --     404,425         --            --      404,425
 Grant of common stock option below deemed
   fair value for accounting purposes                  --         --           --     751,392   (751,392)           --           --
 Amortization of deferred compensation                 --         --           --          --    316,616            --      316,616
 Accretion of preferred stock to
   redemption value                               410,103         --           --          --         --      (410,103)    (410,103)
 Net loss                                              --         --           --          --         --   (10,747,405) (10,747,405)
                                              ----------- ---------- ------------ ----------- ---------- ------------- ------------
BALANCE AT DECEMBER 31, 1997                    9,492,594  7,845,684      579,549   1,325,817   (434,776)  (11,223,040)  (9,752,450)
 Accretion of preferred stock to
   redemption value                               115,542         --           --          --         --      (115,542)    (115,542)
 Mandatory conversion of redeemable Series
   convertible preferred stock to common       (9,608,136) 2,790,131    9,608,136          --         --            --    9,608,136
 Issuance of common stock from consummation
   of IPO, net of offering costs                       --  4,561,250   67,077,862          --         --            --   67,077,862
 Issuance of common stock from secondary
   offering, net of offering costs                     --  1,250,000   21,473,044          --         --            --   21,473,044
 Issuance of common stock                              --    222,952    3,634,198          --         --            --    3,634,198
 Cashless exercise of warrants                         --  1,039,674           --          --         --            --           --
 Exercise of warrants                                  --     32,727       59,890          --         --            --       59,890
 Exercise of options                                   --    100,557      224,896          --         --            --      224,896
 Remeasurement of value of shares issued to
   Lycos (Note 10)                                     --         --     (520,039)         --         --            --     (520,039)
 Amortization of deferred compensation                 --         --           --          --    217,863            --      217,863
 Issuance of warrants                                  --         --           --   3,000,000         --            --    3,000,000
 Net loss                                              --         --           --          --         --   (43,768,921) (43,768,921)
                                              ----------- ---------- ------------ ----------- ---------- ------------- ------------
BALANCE AT DECEMBER 31, 1998                           -- 17,842,975  102,137,536   4,325,817   (216,913)  (55,107,503)  51,138,937
 Equity issued in connection with the
   purchase of N2K                                     -- 12,159,249  101,833,713   9,281,189         --            --  111,114,902
 Employee compensation                                 --      6,397      102,335          --         --            --      102,335
 Exercise of warrants                                  --      2,521       30,000          --         --            --       30,000
 Exercise of options                                   --    344,806      788,925          --         --            --      788,925
 Compensation expense due to option
   acceleration                                        --         --           --     903,000         --            --      903,000
 Consulting expense related to options
   issued                                              --         --           --      79,808         --            --       79,808
 Remeasurement of value of shares issued to
   Lycos (Note 10)                                     --         --     (318,601)         --         --            --     (318,601)
 Amortization of deferred compensation                 --         --           --          --    155,008            --      155,008
 Net loss                                              --         --           --          --         --  (119,229,025)(119,229,025)
                                              ----------- ---------- ------------ ----------- ---------- ------------- ------------
BALANCE AT DECEMBER 31, 1999                  $        -- 30,355,948 $204,573,908 $14,589,814 $  (61,905)$(174,336,528)$ 44,765,289
                                              =========== ========== ============ =========== ========== ============= ============

The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                              --------------------------------------------------------
                                                                    1999               1998                 1997
                                                              ----------------    ----------------    ----------------
OPERATING ACTIVITIES:
  Net loss                                                    $  (119,229,025)    $   (43,768,921)    $   (10,747,405)
  Adjustments to reconcile net loss to net cash used in
  operating activities
    Depreciation and amortization                                  31,815,364           2,129,703           1,066,815
    Accelerated common stock option vesting                           903,000                  --                  --
    Common stock issued to employees                                  102,335                  --                  --
    Common stock options issued to non-employees                       79,808                  --                  --
  Increase (decrease) in operating assets and liabilities
    Accounts receivable                                            (1,726,926)           (510,181)           (193,974)
    Prepaid expenses and other                                      7,720,665          (3,676,843)         (2,401,794)
    Accounts payable                                               31,083,120           1,246,991           8,545,748
    Accrued expenses                                               (3,152,884)          3,896,255             472,455
    Deferred rent liability                                           634,643             301,336              56,717
                                                              ----------------    ----------------    ----------------
      Net cash used in operating activities                       (51,769,900)        (40,381,660)         (3,201,438)

INVESTING ACTIVITIES
  Net cash acquired in (used in) acquisition                       27,783,893            (423,694)                 --
  Purchases of property and equipment                              (3,916,706)         (4,407,477)           (912,560)
  Sales and maturities of short-term investments                           --           1,003,045             248,097
  Purchases of short-term investments                                      --                  --          (1,005,501)
                                                              ----------------    ----------------    ----------------
      Net cash provided by (used in) investing activities          23,867,187          (3,828,126)         (1,669,964)

FINANCING ACTIVITIES
  Payments on term loans payable                                      (67,470)            (54,194)            (28,179)
  Payments on capitalized lease obligations                        (1,277,406)           (438,843)            (64,043)
  Proceeds from options exercised                                     788,925             224,896                  --
  Proceeds from warrants exercised                                     30,000              59,890                  --
  Proceeds from issuance of common stock, net                              --          88,550,906                  --
  Proceeds from issuance (repayment) of Series A notes                     --          (5,777,500)          5,602,706
  Borrowings on term loans payable                                         --                  --             218,563
  Payments on notes payable                                                --                  --            (200,000)
  Proceeds from sales of preferred stock                                   --                  --           9,252,491
                                                              ----------------    ----------------    ----------------
      Net cash provided by (used in) financing activities            (525,951)         82,565,155          14,781,538
                                                              ----------------    ----------------    ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (28,428,664)         38,355,369           9,910,136
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       49,041,370          10,686,001             775,865
                                                              ----------------    ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $    20,612,706     $    49,041,370     $    10,686,001
                                                              ================    ================    ================

The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

     CDNOW is a leading electronic commerce retailer of pre-recorded music, including compact discs (CDs) and digital downloads and other entertainment-related products. CDNOW's revenues are derived from the sale of pre-recorded music, other entertainment-related products and advertising on the cdnow.com site. CDNOW contracts with outside vendors for fulfillment services to deliver its products to customers.

     On October 22, 1998, CDNOW and N2K Inc. ("N2K"), a Delaware corporation, entered into an Agreement and Plan of Merger. CDNOW and N2K survived the merger and became wholly-owned subsidiaries of CDnow/N2K, Inc. At the closing of the merger on March 17, 1999, each outstanding share of common stock of CDNOW was converted into one share of CDNOW/N2K and each outstanding share of common stock of N2K was converted into .83 shares of CDNOW/N2K. As a result, the shareholders of CDNOW owned approximately 60% of the combined company and the stockholders of N2K owned approximately 40% of the combined company as of March 17, 1999. Also on that date, CDnow/N2K was renamed CDNOW, Inc.

     On July 12, 1999, CDNOW entered into an Agreement of Merger Contribution with Sony Corporation of America ("Sony") and Time Warner Inc. ("Time Warner") to combine its business with that of Columbia House, which is owned equally by Sony and Time Warner. On March 13, 2000, Sony, Time Warner and CDNOW mutually consented to terminate the Merger and Contribution Agreement and entered into a Termination Agreement. Under the Termination Agreement, Sony and Time Warner purchased $21 million of CDNOW's common stock (2,405,500 shares), no par value, on March 16, 2000, and replaced a $30 million short-term loan commitment with $30 million of long-term convertible debt, which is convertible at the option of the holder into CDNOW common stock at $10 per share (see Note 7). Sony, Time Warner, Columbia House and CDNOW also agreed to explore the possibilities of a number of strategic relationships. Following execution of the Termination Agreement, the company retained Allen & Company to explore strategic options and alternative financing arrangements. CDNOW believes that its current cash and cash equivalents are sufficient to meet its payment obligations until approximately September 30, 2000. CDNOW is actively seeking third party financing or another merger transaction. However, CDNOW can not assure that it will be able to obtain the financing necessary to continue supporting its business. On March 14, 2000 CDNOW filed a report on Form 8-K with the Securities and Exchange Commission concerning the termination of the proposed merger with Columbia House.

     Since inception (February 12, 1994), CDNOW has incurred significant losses, and as of December 31, 1999 had accumulated losses of $174.3 million. For the years ended December 31, 1999, 1998 and 1997, CDNOW's net losses applicable to common shareholders were $119.2 million, $43.9 million and $11.2 million, respectively. In addition, CDNOW has a working capital deficit of $37.2 million as of December 31, 1999. CDNOW believes it will continue to incur substantial operating losses for the foreseeable future. Because CDNOW has relatively low product gross margins, achieving profitability depends upon its ability to generate and sustain substantially increased revenue and gross margins. There can be no assurance that CDNOW will be able to generate sufficient revenues or gross margins to achieve or sustain profitability in the future. In addition, CDNOW has significant payments due in 2000 related to marketing agreements.

     CDNOW is currently financing its working capital needs with cash derived from revenues, funds from the equity investment of $21 million by Sony and Time Warner and the long-term convertible debt facility available from Sony and Time Warner (see Note 7). CDNOW is actively engaged in pursuing other financing arrangements. However, CDNOW can not assure that it will be able to obtain the financing necessary to continue to support its business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of CDnow, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications. The consolidated financial statements for prior periods have been reclassified to conform with the current period's presentation.

Management's Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share.

     CDNOW has presented net loss per common share amounts for the years ended December 31, 1999, 1998 and 1997 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

     Basic and diluted loss per common share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is the same amount as basic earnings per share because the impact on loss per share using the treasury stock method is anti-dilutive due to CDNOW's losses.

Cash and Cash Equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. CDNOW considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. CDNOW's cash and cash equivalents were $20,612,706 and $49,041,370 at December 31, 1999 and 1998, respectively, and primarily included money market funds.

Short-Term Investments. At December 31, 1999 and 1998, CDNOW had no short-term investments. The gross proceeds from sales and maturities of short-term investments were $1,003,045 and $248,097 during the years ended December 31, 1998 and 1997, respectively. These short-term investments consisted of government mortgage-backed bonds with a maturity date of less than a year. For the purpose of determining gross realized gains and losses, the cost of the securities sold was based upon specific identification.

Prepaid  Expenses.

     CDNOW follows the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-7 "Reporting for Advertising Costs" ("SOP 93-7") to account for its marketing agreements. Under SOP 93-7, CDNOW amortizes the costs associated with its marketing agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. CDNOW evaluates the realizability of assets recorded, and if necessary, writes down the assets to its net realizable value.

     Prepaid expenses include $3,888,309 and $7,278,116 at December 31, 1999 and 1998, respectively, related to marketing agreements (see Note 10). Other assets include the long-term portion of marketing agreements of $803,791 and $2,208,036 at December 31, 1999 and 1998, respectively.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

Internally  Developed  Systems  and  Software.  CDNOW has adopted  Statement  of
Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), effective for fiscal years beginning after December 15, 1998. Accordingly, the costs of computer software developed or obtained for internal use have been capitalized and amortized over the estimated useful life of three years. At December 31, 1999, net capitalized computer software developed or obtained for internal use was $1,391,961.

Common Stock Subject to Put Rights. America Online, Inc. ("AOL") and N2K, a predecessor-in-interest to and, as of the merger of CDNOW and N2K, a wholly-owned subsidiary of CDNOW, entered into an agreement pursuant to which AOL agreed to purchase at N2K's initial public offering price per share of $19.00 (less underwriting discounts and commissions) an aggregate amount of approximately $3.0 million or 169,779 shares of N2K's common stock (the "AOL Purchase"). Subsequent to the Merger, the price per share converted to $22.89 and the number of shares converted to 140,916 shares of CDNOW common stock. N2K granted AOL certain shelf and other registration rights with respect to the shares purchased by AOL, including the right to require N2K to register such shares for resale, to have such registration statement declared effective on or before April 16, 1998 and to maintain the effectiveness of such registration statement for a period of two years from the consummation of the AOL Purchase. As N2K had not caused such registration statement to be declared effective by April 16, 1998, AOL has the right to require CDNOW, as a successor-in-interest to N2K, to repurchase such shares for cash at a price equal to the greater of the original purchase price or the then-current fair market value. Accordingly, the value of these shares is not included in stockholders' equity. Presently, these shares have not been registered and AOL has not exercised its put right. The common stock subject to put rights on CDNOW's consolidated balance sheets will be accreted to its fair market value based upon the price of CDNOW's common stock at each reporting date. The fair market value will be recorded as a charge to retained earnings at each reporting date and will reduce earnings available to common shareholders. The fair market value of CDNOW's common stock as of December 31, 1999 was $9.88 per common share. As of December 31, 1999, there was no charge as the market value of CDNOW's common stock was below $22.89 per common share.

Revenue  Recognition.

     Net sales, which consist primarily of pre-recorded music and other entertainment-related products sold via the Internet, include shipping and handling charged to customers, and are recognized net of promotional discounts when the products are shipped. CDNOW records a reserve for estimated returns, which is based on historical return rates. Revenue from the sale of cash and barter advertising on the cdnow.com site is recognized as the advertising is run.

     CDNOW includes the amount of coupons redeemed to purchase merchandise in net sales. For the years ended December 31, 1999, 1998 and 1997, the total amount of redeemed coupons included in net sales was approximately $7.2 million, $1.8 million, and $0, respectively. CDNOW also includes the revenue associated with barter advertising transactions in net sales. The total amount of barter revenue included in net sales was approximately $1.9 million, $753,000, and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

Operating and Development. Operating and development expense consists primarily of payroll and related expense for store management, design, development and network operations personnel, systems and telecommunications infrastructure and royalties paid by CDNOW on product sales in return for licensing of ratings, reviews, sound samples and other information.

Sales and Marketing. Sales and marketing expense includes expenses related to marketing agreements, advertising and promotions, as well as payroll and related expenses for personnel engaged in marketing, selling and customer service activities and credit card processing fees. The expenses associated with redeemed coupons and barter advertising revenue are also included in sales and marketing expense. Advertising costs are included in sales and marketing expense and are charged as incurred. Advertising costs were $56,985,536, $33,703,301, and $6,834,000, for the years ended December 31, 1999, 1998 and 1997, respectively. CDNOW pays commissions in the form of merchandise credit or cash to the members of its Cosmic Credit and C2 affiliate programs. Expenses related to these programs are included in sales and marketing expenses. CDNOW estimates the amount of unused credits and includes this amount in accrued expenses.

Gift Certificates. Unredeemed gift certificates are recorded as deferred revenue and included in accrued expenses in the accompanying balance sheets. Gift certificates are recognized in net sales when they are redeemed.

Supplemental Cash Flow Information. CDNOW paid interest of $391,075, $636,458 and $284,565 for the years ended December 31, 1999, 1998, and 1997, respectively. CDNOW acquired fixed assets under capital lease arrangements in the amount of $2,763,916, $1,742,266, and $1,070,290 for the years ended
December 31, 1999, 1998 and 1997, respectively.

The following table displays the net non-cash assets that were consolidated as a result of CDNOW's acquisition of N2K (see Note 4):

  Non-cash assets (liabilities):
    Accounts receivable                                       $     1,502,102
    Prepaid expenses and other                                      6,441,601
    Property and equipment                                          9,766,458
    Goodwill and other intangibles                                 91,768,692
    Term loans and capital lease obligations                         (308,223)
    Accounts payable                                               (5,041,679)
    Accrued expenses                                              (17,797,947)
    Common stock subject to put rights                             (2,999,995)
    Fair market value of options and warrants assumed              (9,281,189)
                                                              ----------------
      Net non-cash assets acquired                                 74,049,820
    Cash acquired                                                  27,783,893
                                                              ----------------
    Common stock issued                                       $   101,833,713
                                                              ================

Comprehensive  Income.  In June 1997,  the FASB issued SFAS No. 130,  "Reporting
Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. CDNOW adopted SFAS 130 in the first quarter of 1998. CDNOW has had no other comprehensive income items to report.

Segment and Geographic Information. In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. CDNOW operates in one principal business segment across domestic and international markets. CDNOW derived 19%, 21%, and 29% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively, from customers outside the United States. No foreign country or foreign geographic area accounted for more than 10% of net sales in any of the periods presented. Substantially all of the domestic operating results and identifiable assets are in the United States.

Public Offerings. On February 13, 1998 CDNOW consummated an initial public offering of its Common Stock (the "Initial Public Offering") by selling 4,561,250 shares of its common stock, no par value, at an offering price of $16.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to CDNOW were $67,077,862.

On July 28, 1998 CDNOW consummated a secondary public offering of its Common Stock (the "Secondary Offering") by selling 1,250,000 shares of its common stock, no par value, at a price of $18.50 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to CDNOW were $21,473,044.

New Accounting Pronouncements. In June 1998, the FASB issued SFAS No. 133," Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities and is effective for all fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS 133 will have no impact on its operating results or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Compliance with SAB 101 is required no later than the first quarter of the fiscal years beginning after December 15, 1999. Management believes that SAB 101 will not have a material impact on the company's operating results or financial position.

3.  RISKS AND UNCERTAINTIES

     CDNOW's future results of operations involve a number of risks and uncertainties. Factors that may affect CDNOW's future operating results include:
(i) its ability to retain existing customers, attract new customers and maintain customer satisfaction, (ii) the introduction of new or enhanced Web pages, services, products and marketing agreements by CDNOW and its competitors, (iii) price competition or higher wholesale prices, (iv) the level of use of the Internet and consumer acceptance of the Internet for the purchase of CDNOW's products, (v) seasonal fluctuations in sales of CDNOW's products, (vi) its ability to upgrade and develop its systems and infrastructure and attract qualified personnel, (vii) technical difficulties, system downtime or Internet performance problems not attributable to CDNOW, (viii) the amount and timing of operating costs and capital expenditures relating to expansion of CDNOW's business, operations and infrastructure, (ix) the timing of promotions and sales programs, (x) the level of merchandise returns experienced, (xi) government regulation and (xii) general economic conditions and economic conditions specific to the Internet, the online sale of products and the entertainment industry.

Sufficient Cash to Fund Its Business. CDNOW believes that its current cash and cash equivalents are sufficient to meet its payment obligations until approximately September 30, 2000. CDNOW is actively seeking third party financing or another merger transaction. However, CDNOW cannot assure that it will be able to obtain the financing necessary to continue supporting its business.

Dependence on Suppliers

     CDNOW's primary provider of order fulfillment for recorded music titles is Valley Media, Inc. ("Valley"). CDNOW has no fulfillment operation or facility of its own and, accordingly, is dependent upon maintaining its existing relationship with Valley or establishing a new fulfillment relationship with another fulfillment operation. During the fourth quarter of 1999, CDNOW signed a two year contract extension with Valley. However, there can be no assurance that the relationship with Valley will be maintained beyond the term of this contract extension, which expires in October 2001, or that CDNOW will be able to find an alternative, comparable vendor capable of providing fulfillment services on terms satisfactory to CDNOW should its relationship with Valley terminate. Valley accounted for 85%, 85%, and 81% of the cost of sales for the years ended December 31, 1999, 1998 and 1997, respectively. No other vendor accounted for more than 10% of the total cost of sales during 1999, 1998 or 1997.

4.  ACQUISITIONS

     On March 17, 1999, CDNOW completed its merger with N2K by acquiring 100% of N2K's capital stock for 12,159,249 shares of CDNOW common stock valued at approximately $101,834,000. CDNOW was the acquiring entity for accounting purposes. The acquisition has been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the assets purchased and the liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill and other intangibles. The following table indicates the current allocation of excess purchase price and amortization periods of goodwill and other intangibles related to the acquisition of N2K:

Intangible Assets                           Assigned Value        Amortization Period
-------------------------------------     -------------------    ----------------------
Web site technology                       $         4,000,000            2 years
Strategic alliances/customers                      19,000,000            3 years
Assembled workforce                                 2,200,000            3 years
Goodwill                                           66,568,692            3 years
                                          -------------------
Total goodwill and other intangibles              $91,768,692
                                          ===================

     CDNOW also recorded $3.3 million in deferred acquisition costs related to the acquisition of N2K, which is being amortized over 3 years. The balance of accrued merger costs relating to the acquisition of N2K was approximately $1.4 million as of December 31, 1999 and primarily includes severance-related costs and professional fees. Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc. was approximately $25.8 million for the year ended December 31, 1999. Amortization of goodwill and other intangibles was $202,801 for the year ended December 31, 1998 and only related to the acquisition of superSonic Boom, Inc. CDNOW recorded $1.0 million of goodwill related to the May 1998 acquisition of superSonic Boom, Inc., which is being amortized over 3 years.

     N2K's results of operations have been included in the company's consolidated financial statements since the effective date of the acquisition on March 17, 1999. The following table summarizes the unaudited pro forma results of operations of CDNOW as if the N2K acquisition had occurred on January 1, 1998. The pro forma information does not purport to be indicative of the results that would have been attained had the operations actually been combined during the period presented.

                               Year Ended December 31,
                           --------------------------------
                                1999             1998
                           ---------------  ---------------
Net revenue                $  160,673,784   $   98,474,743
Net loss                   $ (138,366,738)  $ (120,765,396)
Loss per common share      $        (4.59)  $        (4.33)

5.  PROPERTY AND EQUIPMENT

                                                                                    December 31,
                                                            Useful Life/   ---------------------------------
                                                             Lease Term         1999             1998
                                                           --------------- ---------------  ---------------
Computers, software and equipment                              3 years     $   19,075,430   $    6,910,547
Office furniture and equipment and leasehold improvements      5 years          6,064,382        1,782,185
                                                                           ---------------  ---------------
                                                                               25,139,812        8,692,732
Less - accumulated depreciation and amortization                               (7,922,832)      (2,048,737)
                                                                           ---------------  ---------------
                                                                           $   17,216,980   $    6,643,995
                                                                           ===============  ===============

     Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was $5,874,095, $1,506,828 and $460,589, respectively. Total property and equipment under capital leases at December 31, 1999 and 1998 was $5,850,621 and $2,959,396, less accumulated amortization of $2,506,510 and $949,076, respectively.

6.  INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     From inception (February 12, 1994) until April 25, 1995, CDNOW operated as an unincorporated entity. From April 25, 1995 until December 5, 1996, CDNOW was incorporated and elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, CDNOW was not subject to federal or state income taxes, and the taxable loss of the company was included in the shareholders' individual tax returns. On December 6, 1996, CDNOW terminated its status as an S corporation and is now subject to federal and state income taxes.

     Due to CDNOW's  acquisition  of 100% of the capital  stock of N2K (see Note
4), there was a change in ownership as defined by Section 382 of the Internal Revenue Code (the "Section 382 Limitation"). The Section 382 Limitation limits CDNOW's ability to utilize N2K's net operating loss carryforwards created prior to the ownership change. CDNOW is currently analyzing the amount of the limitation. CDNOW estimates that the maximum net operating loss carryforwards available to offset future taxable income, including those generated by N2K, is approximately $258 million at December 31, 1999.

     The approximate income tax effect of each type of temporary difference and the loss carryforward is as follows:

                                                              December 31,
                                                      ----------------------------
                                                          1999           1998
                                                      -------------  -------------
Accruals and reserves not currently deductible        $  3,703,465   $    409,407
Benefit of net operating loss carryforward              87,590,511     18,126,168
Development expenses not currently deductible            2,933,895        124,493
Deferred revenues                                          594,331        420,144
Other                                                   (2,030,355)      (315,425)
                                                      -------------  -------------
                                                        92,791,847     18,764,787
                                                       (92,791,847)   (18,764,787)
                                                      -------------  -------------
Valuation allowance                                   $         --   $         --
                                                      =============  =============

     Due to CDNOW's history of operating losses the realization of the deferred tax asset is uncertain. CDNOW has, therefore, provided a full valuation allowance against the deferred tax asset.

7.  DEBT

     In 1997, CDNOW obtained three term loans from a bank for an aggregate of $218,563. The proceeds from the loans were used to purchase equipment. The equipment purchased collateralizes the loans. CDNOW's two founders personally guaranteed the loans. In 1999, CDNOW elected to prepay the balance on one of the loans. The remaining two loans bear interest at rates of 8.0% and 8.5% and are repayable in installments over 36 and 48 months, respectively. On the remaining two loans, annual principal repayments are $41,855 in 2000, and $26,866 in 2001.

     In November 1997, CDNOW sold $5,777,500 of Series A Convertible Notes (Series A Notes) to certain investors, including $1,000,000 to an existing shareholder. The notes bore interest at an annual rate of 12% and were due upon consummation of the Initial Public Offering. In connection with the sale of the Series A Notes, CDNOW issued warrants to these investors. The warrants allowed the investors to purchase 48,550 shares of common stock at an exercise price of $11.90 to $16.00 per share. The warrants were valued using the Black-Scholes model, and the Series A Notes were recorded net of the value of $404,425 assigned to the warrants. The notes were amortized to their face amount over their estimated term, with $202,213 of amortization included in interest expense for the year ended December 31, 1997 and $202,212 in the year ended December 31, 1998. The notes were repaid in February 1998. Amortization of deferred financing costs, related to the Series A Notes, was $87,397 in 1998 and 1997 and is included in interest expense.

     From November 16, 1996 through January 31, 1997, CDNOW received short-term loans of $250,000 from certain unrelated investors. The investors received warrants as part of the consideration for the loans (see Note 8). These loans bore interest at 6% per year. On May 15, 1997, CDNOW repaid $110,000 of the loans and, on July 16, 1997, the remaining unpaid balance plus accrued interest was paid.

     In connection with CDNOW's Merger and Contribution Agreement with Sony and Time Warner on July 12, 1999, to combine its business with that of Columbia House, CDNOW received a short-term loan commitment from Sony and Time Warner to provide it with $30 million in working capital financing, based on certain working capital minimums, drawable on or after December 16, 1999. On March 13, 2000, Sony, Time Warner and CDNOW mutually consented to terminate the Merger Contribution Agreement and entered into a Termination Agreement. Under the
Termination Agreement, Sony and Time Warner purchased $21 million of CDNOW common stock, no par value, and converted the $30 million short-term loan commitment from the Merger and Contribution Agreement, into long-term convertible debt. Borrowings under the convertible loan bear interest at the six month London interbank offered rate in effect two days prior to the borrowing plus 3%. Principal and interest on the borrowings are due no later than January 15, 2003. Sony and Time Warner may at any time convert any portion of the borrowings and accrued interest under the convertible loan into CDNOW common stock at a $10 conversion price. As of December 31, 1999, no borrowings were made under the convertible loan. As of March 16, 2000, CDNOW has made borrowings of $20 million.

8.  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Preferred Stock.

     As of December 31, 1997, CDNOW had 20,000,000 shares of preferred stock authorized, 254,582 of which was designated, issued and outstanding as no par value Redeemable Series A Convertible Preferred Stock and 1,605,505 was designated, issued and outstanding as no par value Redeemable Series B Convertible Preferred Stock. The Series A Preferred was sold to an investor in July 1997 for $4.91 per share, resulting in proceeds to CDNOW of $1,152,186, net of expenses. The Series B Preferred was sold to investors in August 1997 for $5.45 per share, resulting in proceeds to CDNOW of $8,100,305, net of expenses.

     Each share of Series A and B Preferred was converted into shares of CDNOW common stock, no par value, upon the consummation of CDNOW's Initial Public Offering in February 1998, on a 1.5-for-1 basis.

     The Series A and B Preferred were being accreted to their redemption values for accounting purposes. The holders of Series A and B Preferred were entitled to receive cumulative dividends of 8% per share per year, when and if declared by CDNOW.

Common Stock Options.

     On June 1, 1996, CDNOW adopted the CDNOW 1996 Equity Compensation Plan (the "1996 Plan"). Under the 1996 Plan, incentive and nonqualified stock options, restricted and stock appreciation rights may be granted to employees, officers, employee directors and independent contractors and consultants. An aggregate of 1,600,000 shares of common stock have been reserved for issuance under the 1996 Plan. All grants made prior to the CDNOW/N2K merger were made under the 1996 Plan. As of December 31, 1999, 1,256,805 options were granted under the 1996 Plan of which 334,035 were exercised, 174,706 were cancelled and 748,064 remain outstanding. As of December 31, 1999, there were options of 517,901 shares of common stock available for grant under the 1996 Plan.

     The CDNOW 1999 Equity Compensation Plan (the "1999 Plan") became effective upon the CDNOW/N2K merger on March 17, 1999. Under the 1999 Plan, incentive and nonqualified stock options and restricted stock may be granted to employees, including employees who are officers or members of the Board of Directors, members of the Board of Directors who are not employees and independent contractors and consultants. An aggregate of 2,500,000 shares of common stock have been reserved for issuance under the 1999 Plan. All grants made subsequent to the CDNOW/N2K merger were made under the 1999 Plan. As of December 31, 1999, 2,339,075 options were granted under the 1999 Plan of which 385,564 were cancelled and 1,953,511 remain outstanding. As of December 31, 1999, there were options of 546,489 shares of common stock available for grant under the 1999 Plan.

     Effective upon the CDNOW/N2K merger on March 17, 1999, CDNOW assumed the equity compensation plans formerly administered by N2K (the "N2K Plans"). Consistent with outstanding N2K shares, all option shares were adjusted by a factor of .83 and all exercise prices were adjusted by an inverse factor of .83. CDNOW assumed 1,040,250 of options under the N2K Plans and 302,414 of options outside of the N2K Plans. As of March 17, 1999, CDNOW had made no grants under the N2K Plans and will not make future grants under the N2K Plans. CDNOW recorded $7.1 million in additional paid in capital for the estimated fair value of the options assumed in connection with the N2K acquisition (see Note 2). As of December 31, 1999, 648,875 options under the N2K Plans remain outstanding and 121,544 options outside the N2K Plans remain outstanding.

Information relative to all stock options is as follows:

                                                         Range of          Aggregate     Weighted Average
                                           Shares     Exercise Prices   Exercise Price    Exercise Price
                                        ------------ ------------------ ---------------- ----------------
Outstanding January 1, 1997                      --                 --               --               --
Granted                                     721,914  $   1.33 - $10.00  $     2,157,680  $          2.99
                                        ------------ ------------------ ---------------- ----------------
Outstanding December 31, 1997               721,914  $   1.33 - $10.00        2,157,680  $          2.99
Granted                                     454,891  $   8.50 - $35.50        9,539,892  $         20.97
Exercised                                  (100,557) $   1.33 - $ 3.00         (224,896) $          2.24
Cancelled                                   (32,518) $   1.33 - $19.50         (237,566) $          7.31
                                        ------------ ------------------ ---------------- ----------------
Outstanding December 31, 1998             1,043,730  $   1.33 - $35.50       11,235,110  $         10.76
Granted                                   2,419,075  $  14.50 - $24.00       42,377,830  $         17.52
N2K options assumed                       1,342,664  $   3.13 - $39.16       19,971,574  $         14.87
Exercised                                  (344,806) $   1.33 - $14.46         (788,925) $          2.29
Cancelled                                  (988,669) $   1.33 - $39.16      (17,014,022) $         17.21
                                        ------------ ------------------ ---------------- ----------------
Outstanding December 31, 1999             3,471,994  $   1.33 - $35.50  $    55,781,567  $         16.07
                                        ============ ================== ================ ================

Information relative to CDNOW's outstanding options as of December 31, 1999 is as follows:

                                      Options Outstanding                            Options Exercisable
                      ------------------------------------------------------ -------------------------------------
 Range of Exercise         Shares         Average Life         Average            Shares        Average Exercise
       Prices            Outstanding         (Years)        Exercise Price      Exercisable           Price
--------------------- ----------------- ------------------ ----------------- ------------------ ------------------
$    1.33 - $10.00             603,620         6.4         $      4.39                 427,216  $       4.23
$   10.01 - $20.00           2,331,166         8.4         $     16.83                 348,279  $      15.79
$   20.01 - $30.00             411,138         7.6         $     23.27                 228,122  $      23.79
$   30.01 - $39.16             126,070         7.8         $     34.34                  56,281  $      33.71
                      ----------------- ------------------ ----------------- ------------------ ------------------
                             3,471,994         7.9         $     16.07               1,059,898  $      13.81
                      ================= ================== ================= ================== ==================

     CDNOW accounts for its options using the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation." CDNOW continues to apply APB Opinion No. 25 and related interpretations to account for its option grants. Accordingly, compensation has been recorded for the plans based on the intrinsic value of the stock option at the date of grant (i.e., the difference between the exercise price and the fair value of CDNOW's common stock on the date of grant). Compensation, if any, is deferred and recorded as expense over the vesting period. For the year ended December 31, 1997, deferred compensation of $751,392 was recorded for options granted, of which $155,008, $217,863, and $316,616 was charged to compensation expense for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, CDNOW incurred a severance charge of $903,000 as a result of the acceleration of the vesting period of common stock options. Also during 1999, CDNOW incurred a charge of $102,335 related to common stock given as compensation to certain employees and a charge of $79,808 for common stock options given to consultants in return for professional services.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if CDNOW had accounted for its stock option plans under the fair value method of SFAS No. 123. Under the provisions of SFAS No. 123, CDNOW's pro forma net loss and net loss per common share for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                   Year Ended December 31,
                                                  -----------------------------------------------------------
                                                         1999                1998                1997
                                                  ------------------- -------------------- ------------------
Net loss applicable to common shareholders:
As reported                                       $     (119,229,025) $       (43,884,463) $     (11,157,508)
                                                  =================== ==================== ==================
Pro forma                                         $     (125,239,113) $       (45,080,868) $     (11,265,003)
                                                  =================== ==================== ==================
Net Loss per common share:
As reported                                       $            (4.32) $             (2.79) $           (1.42)
                                                  =================== ==================== ==================
Pro forma                                         $            (4.53) $             (2.88) $           (1.45)
                                                  =================== ==================== ==================

                                      F-13

The weighted average fair value of the stock options granted during the years ended December 31, 1999, 1998 and 1997 was $12.13, $14.53, and $2.63,
respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

                                                                   Year Ended December 31,
                                                  -----------------------------------------------------------
                                                         1999                1998                1997
                                                  ------------------- -------------------- ------------------
Risk-free interest rate based on the rates in
effect on the date of grant                          4.7% - 6.5%             5.9%             6.4% - 6.8%
Expected dividend yield                                  0.0%                0.0%                0.0%
Expected life                                          8 years              8 years             8 years
Expected volatility                                      60%                  60%                 60%

Warrants.

     In August 1997, CDNOW issued warrants to purchase 121,560 shares of Series B Preferred at an exercise price of $5.45 per share, in connection with its Series B Preferred financing. The warrants were issued to one of the investors in the Series B Preferred and to the agent who represented CDNOW in that financing. These warrants expire in August 2002. Upon closing of the Initial Public Offering, the warrants converted to warrants to purchase 182,341 shares of common stock at $3.63 per share. Using the Black-Scholes model, the warrants were valued at $170,000. This amount was recorded as a reduction in the carrying value of the preferred stock and was amortized and included in the accretion to the redemption value of the preferred stock recorded in each period.

     As consideration for certain loans from November 16, 1996 through January 31, 1997 (see Note 7), the lenders received warrants to purchase 59,997 and 76,365 shares of common stock at a price of $1.83 per share until May 16, 1998 and July 16, 1998, respectively. Based on the warrants' 18 month term and exercise price, the Black-Scholes model calculated a minimal value for the warrants.

     In  connection  with the sale of the Series A Notes in  November  1997 (see
Note 7), CDNOW issued warrants to the investors. The warrants allow the investors to purchase 48,550 shares of common stock at an exercise price of $11.90 to $16.00 per share. As of December 31, 1999, 27,523 of the shares under warrant remain to be purchased. The warrants were valued using the Black-Scholes, and the Series A Notes were recorded net of the value of $404,425 assigned to the warrants.

     Pursuant to the May 18, 1998 binding memorandum of terms with MTV Networks (see Note 10), CDNOW granted MTV Networks a warrant to purchase 226,892 shares of CDNOW's common stock, no par value, at an exercise price of $23.28 per share. On May 18, 1999, 75,630 shares vested and the remaining shares under the warrant will vest annually over the remainder of the contract.

     Effective upon the CDNOW/N2K merger on March 17, 1999, CDNOW assumed all warrants issued by N2K. Consistent with outstanding N2K shares and options all warranted shares were adjusted by a factor of .83 and all exercise prices were adjusted by an inverse factor of .83. Outstanding warrants assumed from N2K by CDNOW include 344,298 shares at a price of $14.46 with expirations ranging from May 2003 through August 2004 and 153,331 shares related to the AOL agreement at a price of $22.89 expiring October 2004. CDNOW recorded $2.2 million in additional paid in capital for the estimated fair value of the warrants assumed in connection with the N2K acquisition.

Information relative to the warrants follows:

                                                                                                 Grant Date
                                                                   Shares      Exercise Price    Fair Value
                                                                ------------- ----------------- -------------
Outstanding warrants, January 1, 1997                                931,707   $         1.83
Warrants granted to lenders                                           76,365   $         1.83             --
Warrants granted to holders of Series B Preferred Stock              182,341   $         3.63   $    170,000
Warrants granted to Series A Note Holders (see Note 7)                48,550   $ 11.90-$16.00   $    404,425
                                                                ------------- -----------------
Outstanding warrants, December 31, 1997                            1,238,963   $  1.83-$16.00
Warrants exercised including 1,138,565 of cashless basis          (1,171,292)  $  1.83-$11.90
Warrants granted to MTV Networks (see Note 10)                       226,892   $        23.28   $  3,000,000
                                                                ------------- -----------------
Outstanding warrants, December 31, 1998                              294,563   $  3.63-$23.28
N2K warrants assumed                                                 497,629   $ 14.46-$22.89   $  2,181,189
Warrants exercised                                                   (2,521)   $        11.90
                                                                ------------- -----------------
Outstanding warrants, December 31, 1999                              789,671   $  3.63-$23.28
                                                                ============= =================

9.  RELATED-PARTY TRANSACTIONS

A portion of additional paid-in capital represents the deemed fair value of services contributed to CDNOW by the founders in 1994, 1995 and 1996. During this period, one of the founders served as President and the other was responsible for the development of CDNOW's system architecture and transactions systems. In 1994 and 1995, the founders were paid no compensation and in 1996 the founders' compensation was below market. CDNOW's Board of Directors determined the fair value of services contributed by the founders. In determining the value, the Board considered the founders' level of experience, position in the company, the compensation level of other employees, CDNOW's financial resources and the status of the company's development. In addition, CDNOW received a $3,261 advance from a founder at December 31, 1996 and 1997. This advance was repaid in 1998.

10.      COMMITMENTS AND CONTINGENCIES

Marketing Agreements.

     Yahoo! Agreement. On September 2, 1998, CDNOW entered into a global merchant agreement with Yahoo! Inc. , extending and expanding upon earlier agreements with Yahoo! of August 1997 and March 1998. Under the Yahoo!
Agreement: CDNOW was (i) granted music-retail exclusivity on music-related search-results pages on Yahoo!'s main directory, www.yahoo.com (ii) integrated into other areas of the Yahoo! service, including Yahoo! Mail and (iii) the premier music retailer on many of Yahoo!'s international sites. In September of 1999, CDNOW elected to exercise the early termination clause in the Yahoo Agreement, to terminate its relationship with Yahoo! effective December 31, 1999, and pay an early termination fee of $500,000. This termination did not effect CDNOW's presence on Yahoo!'s international sites, which ends in March 2000. Coincident with the Yahoo! Agreement, Yahoo! agreed to purchase up to $2 million in newly-issued common shares of CDNOW common stock, no par value, at market price, of which $1 million was invested in September 1998. The commitment to purchase the remaining $1 million on December 31, 1999 was terminated in conjunction with the termination of the Yahoo! Agreement.

     Webcrawler Agreement. On September 30, 1997, CDNOW entered into an agreement with Excite, Inc., the owner of the webcrawler.com service, pursuant to which CDNOW became the exclusive retail music store sponsor of the Webcrawler.com Internet site. The Webcrawler Agreement required CDNOW to pay Excite a set-up fee, an annual exclusivity fee and an annual sponsorship fee for ongoing programming, links, placements, advertisements, and promotions. The Webcrawler Agreement was terminated effective August 16, 1999.

     Lycos Agreement. On March 26, 1998, CDNOW entered into an agreement with Lycos, Inc., pursuant to which it became the exclusive retail music store sponsor of the www.lycos.com and www.tripod.com Web sites. The Lycos Agreement was terminated by CDNOW effective August 13, 1999 in conjunction with the initiation of litigation by the company against Lycos for breach of Lycos' contractual obligations under the agreement.

     Lycos Bertelsmann Agreement. On April 2, 1998, CDNOW entered into an agreement with Lycos Bertelsmann GMBH & Co. KG, pursuant to which CDNOW became the exclusive music retailer on certain Lycos Bertelsmann branded Web services in Europe, as defined in the Lycos Bertelsmann Agreement. The Lycos Bertelsmann Agreement was amended on August 18, 1999 and expired on December 31, 1999.

     MTV Agreement. On May 18, 1998, CDNOW entered into a binding memorandum of terms for a three year advertising and promotion agreement with MTV Networks, a subsidiary of Viacom International, Inc., pursuant to which it committed to purchase advertising on the MTV and VH1 cable television channels and obtained the right to use certain MTV and VH1 content. CDNOW has granted MTV Networks a warrant to purchase 226,892 shares of its common stock at an exercise price of $23.28 per share (see Note 8).

     America Online Agreement. Effective upon the CDNOW/N2K merger on March 17, 1999, CDNOW assumed the Interactive Marketing Agreement between N2K and America Online, Inc. dated September 1, 1997. Pursuant to the AOL Agreement, CDNOW is receiving an integrated package of placements, promotions and links through the AOL Service. Additionally, N2K granted AOL a warrant for the future purchase of up to 184,736 shares of N2K common stock at an exercise price equal to the initial public offering price per share, which was $19.00 per share. Upon the completion of the merger between CDNOW and N2K on March 17, 1999, CDNOW assumed the warrant at the merger adjusted figures of 153,331 shares for future purchase at a price of $22.89 (see Note 8). The AOL Agreement will continue until August 31, 2000.

     Excite Agreement. Upon the completion of the merger between CDNOW and N2K on March 17, 1999, CDNOW assumed the Sponsorship Agreement dated September 23, 1997 between N2K and Excite, Inc., pursuant to which it became the exclusive retail music store sponsor of the Excite Web site and the Excite Broadcast Pages. The Excite Agreement will continue until April 30, 2000.

     Netscape Agreement. Upon the completion of the merger between CDNOW and N2K on March 17, 1999, CDNOW assumed the Web Site Services Agreement dated September 27, 1997 between N2K and Netscape Communications Corporation. The Netscape Agreement will continue until May 30, 2000.

     CDNOW is required to pay aggregate minimum fixed fees of $10.9 million and $2.8 million during the years ended December 31, 2000 and 2001, respectively, under its existing marketing agreements. Depending on the type of marketing agreement, CDNOW will expense advertising purchased under marketing agreements when the advertising is run or amortize the costs associated with its marketing agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term.

     Several of CDNOW's agreements contain provisions which may require additional payments to be made by the company based on factors such as click-throughs and new customers generated. To date, the amount of such payments has not been material. Such payments are charged to expense as incurred. CDNOW will continue to evaluate the realizability of assets recorded under the agreements above and other agreements, and, if necessary, write down the assets to realizable value.

Leases. CDNOW has entered into various noncancelable operating and capital leases for office space, telephones and other equipment. Future minimum lease payments under operating and capital leases as of December 31, 1999 are as follows:

                                                            Operating              Capital
                                                        -------------------    -----------------
2000                                                    $        3,325,491           $2,169,550
2001                                                             3,309,403            1,683,170
2002                                                             2,722,771            1,033,627
2003                                                             1,878,451              147,157
2004                                                             1,897,551              147,157
2005 and thereafter                                              1,975,618              159,420
                                                        -------------------    -----------------
Total minimum lease payments                            $       15,109,285            5,340,081
                                                        ===================    -----------------
Less - amount representing interest                                                  (1,108,605)
                                                                               -----------------
Present value of minimum capitalized lease payments                                  $4,231,476
                                                                               =================

     Rent expense under operating leases was $1,798,623, $676,153, and $207,724 for the years ended 1999, 1998 and 1997, respectively.

Legal Actions.

     N2K and its directors were defendants in a consolidated purported class action in the U.S. District Court for the Southern District of New York entitled In re N2K Inc. Securities Litigation (Docket No. 98 CIV 3304 (HB)). The action consolidated two purported class actions, entitled Kuhn v. N2K Inc. et al. (Docket No. 98 CIV 4360 (HB)) and Bender v. Rosen et al. (Docket No. 98 CIV 3304
(HB)) that were previously discussed in N2K's Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 1998, June 30, 1998 and March 31, 1998, and CDNOW's Quarterly Report on Form 10-Q for the quarterly periods, ended March 31, June 30, and September 30, 1999, respectively. The consolidated action was a purported class action on behalf of common shareholders and seeks to recover unspecified damages and other relief, as well as costs and expenses, stemming from alleged violations of the Securities Act of 1933 in connection with the public offering of the shares of N2K's common stock in April 1998. The consolidated action alleged that, among other things, the defendants failed to disclose N2K's first quarter financial results in the registration statement for the April 1998 public offering. The defendants moved to dismiss the complaint on August 31, 1998 for failure to state a claim and/or for failure to plead fraud with the requisite particularity. On May 21, 1999, Judge Baer dismissed the plaintiff's complaint with prejudice. On June 22, 1999, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Second Circuit, which is located in New York City. On February 7, 2000, the Second Circuit upheld Judge Baer's dismissal of the plaintiff's complaint.

     On or about November 4, 1998, an action entitled Ticketmaster Ticketing Co.
v. N2K Inc. (Docket No. BC200194) was filed against N2K in California Superior Court for the County of Los Angeles. The Ticketmaster action alleges that N2K breached a marketing and advertising contract dated April 23, 1998 between Ticketmaster and N2K, which N2K terminated effective October 31, 1998, based on alleged breaches of the agreement by Ticketmaster as well as other tortious conduct. Ticketmaster seeks damages in an amount not less than $8,000,000, plus pre- and post-judgment interest, as well as fees and costs. N2K filed a cross-complaint for affirmative relief. The parties are in the process of conducting discovery in preparation for trial.

     N2K and 17 other entities have been named as defendants in a civil action entitled Interactive Gift Express v. Compuserve, Inc., et al. (Docket 95 CV 6871
(BSJ)), which is pending in the U.S. District Court for the Southern District of New York. N2K has also been named as defendant in a civil action entitled Parsec

Sight/Sound, Inc. v. N2K Inc. (Docket 98 CV 0118), which is pending in the U.S. District Court for the Western District of Pennsylvania. The plaintiffs in each of these actions allege infringement of intellectual property rights, and each seeks treble damages and costs in an unspecified amount, as well as other declaratory and injunctive relief. In the Interactive Gift action, the court has issued a preliminary ruling favorable to defendants. The plaintiffs consented to entry of judgment against them in order to speed their appeal of the court's ruling. The parties have appealed the matter to the U.S. Court of Appeals for the Second Circuit. In the Parsec action, CDNOW has answered the complaint and discovery is ongoing.

     CDNOW and N2K have been named defendants in an action brought by BPW Rhythmic Records, L.L.C. for breach of contract and other related claims arising out of a label agreement entered into between N2K Inc. and Rhythmic Records on March 27, 1998. The plaintiff, Rhythmic Records, seeks direct, punitive and exemplary damages, costs, including attorney's fees, and a constructive trust against CDNOW's assets. Plaintiff originally filed the action in a Texas state court. CDNOW and N2K removed the action to the U.S. District Court for the Northern District of Texas, and filed a motion to have the case dismissed or moved to the federal trial court in New York City. Subsequently, the federal court in Texas transferred the action to the U.S. District Court for the Southern District of New York in New York City. The parties are in the early stages of this litigation and have not yet begun formal pre-trial discovery.

     On July 14, 1999, CDNOW filed a complaint against Lycos, Inc. and its wholly-owned subsidiary Tripod, Inc., in the U.S. District Court located in Philadelphia, Pennsylvania. The complaint alleges that Lycos and Tripod breached their respective obligations to CDNOW as specified in the linking agreement entered into among CDNOW, Lycos and Tripod on March 26, 1998. CDNOW seeks damages in excess of $75,000 and a declaratory judgment terminating the linking agreement. On November 15, 1999, Lycos and Tripod filed an answer and counterclaim alleging breach of contract, quantum meruit and restitution, breach of implied covenant of good faith and fair dealing and unfair and deceptive acts and practices. Lycos and Tripod seek dismissal of the complaint, attorneys' fees and damages as established at trial. The parties are in the early stages of this litigation and have not yet begun formal pre-trial discovery.

     CDNOW is a party to other lawsuits and proceedings arising in the ordinary course of its business, none of which, in CDNOW's opinion, is likely to have a material adverse effect on operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CDNOW, Inc.
                                            (Registrant)

Dated:  March 20, 2000

                                            By:  /s/Jason Olim
                                                 -------------------------------
                                                 Jason Olim
                                                 President and Chief Executive
                                                    Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                   Title                                 Date
---------------------------------     -------------------------------------          -------------------
/s/Jonathan V. Diamond                Chairman of the Board                          March 20, 2000
---------------------------------
   Jonathan V. Diamond

/s/Jason Olim                         President, Chief Executive Officer             March 20, 2000
---------------------------------       and Director (principal executive officer)
   Jason Olim

/s/Joel Sussman                       Vice President and Chief Financial Officer     March 20, 2000
---------------------------------       (principal financial and accounting officer)
   Joel Sussman

/s/Matthew Olim                       Technical Lead, Secretary, Treasurer and       March 20, 2000
---------------------------------       Director
   Matthew Olim

/s/Patrick Kerins                     Director                                       March 20, 2000
---------------------------------
   Patrick Kerins

/s/John Regan                         Director                                       March 20, 2000
---------------------------------
   John Regan

/s/James Coane                        Director                                       March 20, 2000
---------------------------------
   James Coane


                                  EXHIBIT INDEX


Exhibit No.               Description
-----------   -----------------------------------------

    21        List of Subsidiaries
    23        Consent of Independent Public Accountants
    27        Financial Data Schedule

                                   EXHIBIT 21
                              LIST OF SUBSIDIARIES

                               Percent
Name fo Subsidiary              Owned        State/Country of Incorporation/Organization
-----------------------        -------       -------------------------------------------
CDNOW Investments, Inc.          100%                      Delaware

CDNOW Trademarks, Inc.           100%                      Delaware

CDNOW Online, Inc.               100%                    Pennsylvania

superSonic Boom, Inc.            100%                      Delaware

N2K Inc.                         100%                      Delaware

CDNOW Japan Inc.                 100%                        Japan

TSI Licensing, Inc.              100%                      Delaware


                                   EXHIBIT 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 333-51191 and 333-79715).

                                                  /S/ ARTHUR ANDERSEN LLP


Philadelphia, Pa.
March 28, 2000