Form 10-Q
period 2000-03-31
CDNOW INC/PA
filed 2000-05-15
CIK 1078887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended : March 31, 2000

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________ to _______________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 9, 2000: 32,805,598 shares of common stock, no par value.

                                   CDnow, Inc.

                                      INDEX

                                                                            Page
                                                                            ----
Part I -  Financial Information

  Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets as of March 31, 2000 and
          December 31, 1999....................................................3

          Unaudited Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999........................................4

          Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999........................................5

          Notes to Unaudited Consolidated Financial Statements.................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk........14

Part II - Other Information

          ITEM 1. Legal Proceedings...........................................15
          ITEM 2. Changes in Securities and Use of Proceeds...................16
          ITEM 3. Defaults Upon Senior Securities.............................16
          ITEM 4. Submission of Matters to a Vote of Security Holders.........16
          ITEM 5. Other Information...........................................16
          ITEM 6. Exhibits and Reports on Form 8-K............................16

Signatures....................................................................17

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CDNOW, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 2000     December 31, 1999
                                                                   -----------------   -----------------

                                ASSETS
                                ------
CURRENT ASSETS:
    Cash and cash equivalents                                      $     28,697,041    $     20,612,706
    Accounts receivable, net                                              4,044,191           4,809,931
    Prepaid expenses and other                                            3,906,483           5,580,241
                                                                   -----------------   -----------------
          Total current assets                                           36,647,715          31,002,878
                                                                   -----------------   -----------------
    Property and equipment, net                                          15,072,250          17,216,980
    Goodwill and other intangibles, net                                  61,855,131          70,121,321
    Other assets                                                            985,903           1,201,809
                                                                   -----------------   -----------------
                                                                   $    114,560,999    $    119,542,988
                                                                   =================   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Current portion of long-term debt                              $     1,681,548     $      1,670,838
    Accounts payable                                                    34,853,551           46,431,122
    Accrued N2K, Inc. merger costs                                       3,120,414            4,300,117
    Accrued expenses and other current liabilities                      19,774,220           15,753,572
                                                                   ----------------    -----------------
          Total current liabilities                                     59,429,733           68,155,649
                                                                   ----------------    -----------------

Long-term debt                                                           2,184,995            2,629,359
Deferred rent and other long-term liabilities                            1,813,491              992,696
Long-term convertible debt                                              20,000,000                   --
Common stock subject to put rights                                       2,999,995            2,999,995

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 50,000,000 and 20,000,000
 shares authorized, no shares issued and outstanding                            --                   --
Common stock, no par value, 200,000,000 and 50,000,000
 shares authorized, 32,789,876 and 30,355,948 issued
 and outstanding                                                       225,714,264          204,573,908
Additional paid-in capital                                              14,613,729           14,589,814
Deferred compensation                                                      (45,184)             (61,905)
Accumulated deficit                                                   (212,150,024)        (174,336,528)
                                                                   ----------------    -----------------
          Total stockholders' equity                                    28,132,785           44,765,289
                                                                   ----------------    -----------------
                                                                   $   114,560,999     $    119,542,988
                                                                   ================    =================


         The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                       2000            1999
                                                  -------------    -------------
Net sales                                         $ 43,583,149     $ 21,930,361
Cost of sales                                       36,104,016       17,983,574
                                                  -------------    -------------
    Gross profit                                     7,479,133        3,946,787

Operating expenses:
  Operating and development                         10,589,380        3,726,182
  Sales and marketing                               23,521,878       17,138,674
  General and administrative                         2,949,508        1,371,356
  Amortization of goodwill and other intangibles     8,197,023        1,337,626
                                                  -------------    -------------
      Total operating expenses                      45,257,789       23,573,838
                                                  -------------    -------------
  Operating loss                                   (37,778,656)     (19,627,051)

Interest and other income                              322,098          628,122
Interest expense                                      (356,938)        (104,620)
                                                  -------------    -------------

Net Loss                                           (37,813,496)     (19,103,549)
                                                  =============    =============
Basic and diluted loss per common share:
  Net loss per common share                       $      (1.23)    $      (0.96)
                                                  =============    =============
Weighted average number of shares outstanding     $ 30,742,241     $ 19,826,161
                                                  =============    =============


         The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended
                                                                             March 31,
                                                                 --------------------------------
                                                                      2000              1999
                                                                 --------------    --------------
Operating Activities:
  Net loss                                                       $ (37,813,496)    $ (19,103,549)
    Adjustments to reconcile net loss to
      net cash used in operating activities;
    Depreciation and amortization                                    9,989,478         2,245,317
    Net loss on fixed asset disposals                                1,310,488                --
    Common stock options issued for services rendered                   23,915                --
  Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                                765,740          (981,141)
    Prepaid expenses and other                                       1,989,639            94,196
    Accounts payable                                               (11,577,571)        1,197,544
    Accrued expenses                                                 3,046,433         1,816,890
    Deferred revenue                                                   513,704            49,691
    Deferred rent liability                                             70,795           316,128
                                                                 --------------     -------------
    Net cash used in operating activities                          (31,680,875)      (14,364,924)
                                                                 --------------     -------------
Investing Activities:
  Purchases of property and equipment                                 (941,492)         (544,009)
  Cash acquired in acquisition                                              --        27,783,893
                                                                 --------------     -------------
    Net cash provided by (used in) investing activities               (941,492)       27,239,884
                                                                 --------------     -------------

Financing Activities:
  Payments on term loans payable                                       (13,267)          (14,482)
  Proceeds from the sale of stock                                   21,000,000                --
  Proceeds from convertible debt                                    20,000,000                --
  Payments on capitalized lease obligations                           (420,387)         (231,347)
  Proceeds from warrants exercised                                          --           102,352
  Proceeds from options exercised                                      140,356           204,312
                                                                 --------------     -------------
    Net cash provided by financing activities                       40,706,702            60,835
                                                                 --------------     -------------
  Increase in cash and cash equivalents                              8,084,335        12,935,795
  Cash and cash equivalents, beginning of period                    20,612,706        49,041,370
                                                                 --------------     -------------
  Cash and cash equivalents, end of period                       $  28,697,041      $ 61,977,165
                                                                 ==============     =============


        The accompanying notes are an integral part of these statements.

                          CDNOW, INC AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Form 10-K as of and for the year ended December 31, 1999 for CDnow, Inc. and subsidiaries for additional disclosures including a complete summary of CDNOW's accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of CDNOW for the periods presented. The interim operating results of CDNOW may not be indicative of operating results for the full year or for any other interim period.

NOTE 2 -- THE COMPANY

CDNOW is a leading electronic commerce retailer of pre-recorded music, including compact discs (CDs), digital downloads and other entertainment-related products. CDNOW's revenues are derived from the sale of pre-recorded music, other entertainment-related products and advertising on the cdnow.com site. CDNOW contracts with outside vendors for fulfillment services to deliver its products to customers.

Since inception (February 12, 1994), CDNOW has incurred significant losses, and as of March 31, 2000 had accumulated losses of $212.2 million. For the three months ended March 31, 2000 and 1999, CDNOW's net losses were $37.8 million and $19.1 million, respectively. In addition, CDNOW had a working capital deficit of $22.8 million as of March 31, 2000. CDNOW believes it will continue to incur substantial operating losses for the foreseeable future. Because CDNOW has relatively low product gross margins, achieving profitability depends upon its ability to generate and sustain substantially increased revenue and gross margins. There can be no assurance that CDNOW will be able to generate sufficient revenues or gross margins to achieve or sustain profitability in the future. In addition, CDNOW has significant payments due in 2000 related to marketing agreements.

CDNOW is currently financing its working capital needs with cash derived from revenues, funds from the equity investment of $21 million by Sony Music Entertainment, Inc. ("Sony Music") and Time Warner, Inc. ("Time Warner") on March 16, 2000, and the long-term convertible debt facility available from Sony Music and Time Warner. CDNOW is actively pursuing other financing arrangements and has retained Allen & Company and Deutsche Bank Alex. Brown to assist in exploring its strategic options and alternative financing arrangements. CDNOW believes that its current cash and cash equivalents are sufficient to meet its payment obligations until approximately September 30, 2000. CDNOW is actively seeking third party financing or another merger transaction. However, CDNOW cannot assure that it will be able to obtain the financing necessary to continue operating its business.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of CDnow, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

Reclassifications. The consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

     Beginning in the first quarter of 2000, CDNOW has elected to classify the amount of coupons redeemed to purchase merchandise as a reduction to revenue rather than the past practice of classifying coupons as a sales and marketing expense. This change was made based on management's determination that classifying coupons as a reduction to revenue was generally more consistent with the treatment of coupons by internet retailers. Accordingly, CDNOW made a reclassification between net revenues and sales and marketing expense for the quarter ended March 31, 1999. Promotional coupons were approximately $2.8 million and $913,000 for the three months ended March 31, 2000 and 1999, respectively. This adjustment had no effect on net loss.

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

Net Loss Per Common Share. CDNOW has presented net loss per common share amounts for the three months ended March 31, 2000 and March 31, 1999 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share."

     Basic and diluted loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is the same amount as basic loss per share because the impact on loss per share using the treasury stock method is anti-dilutive due to CDNOW's losses.

Prepaid Expenses. CDNOW follows the American Institute of Certified Public Accountants Statement of Position 93-7 "Reporting for Advertising Costs" ("SOP 93-7") to account for its marketing agreements. Under SOP 93-7, CDNOW amortizes the costs associated with its marketing agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. CDNOW evaluates the realizability of assets recorded, and if necessary, writes-down the assets to its net realizable value. As of March 31, 2000 no such write-down was required.

     Prepaid expenses include approximately $2.0 million and $3.9 million at March 31, 2000, and December 31, 1999, respectively, related to marketing agreements (see Note 6). Other assets include the long-term portion of marketing agreements of approximately $554,000 and $804,000 at March 31, 2000, and December 31, 1999, respectively.

Internally  Developed  Systems  and  Software.  CDNOW has adopted  Statement  of
Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), effective for fiscal years beginning after December 15, 1998. Accordingly, the costs of computer software developed or obtained for internal use have been capitalized and amortized over the estimated useful life of three years. At March 31, 2000 and December 31, 1999, net capitalized computer software developed or obtained for internal use was approximately $530,000 and $1.4 million, respectively. In the first quarter of 2000, CDNOW wrote-off approximately $1.3 million of previously capitalized software costs related to the development of the Cosmic Music Network, a content-oriented site associated with the CDNOW store, which focused on unsigned bands and the promotion of their music. The decision to discontinue the Cosmic Music Network was made as part of CDNOW's plan to prioritize its spending following the termination of its proposed merger with Columbia House.

Common Stock Subject to Put Rights. America Online, Inc. ("AOL") and N2K, Inc.("N2K") a predecessor-in-interest to and, as of the merger of CDNOW and N2K a wholly-owned subsidiary of CDNOW, entered into an agreement pursuant to which AOL agreed to purchase at N2K's initial public offering price per share of $19.00 (less underwriting discounts and commissions) an aggregate amount of approximately $3.0 million or 169,779 shares of N2K's common stock (the "AOL Purchase"). Subsequent to the merger of CDNOW and N2K, the price per share converted to $22.89 and the number of shares converted to 140,916 shares of CDNOW common stock. N2K granted AOL certain shelf and other registration rights with respect to the shares purchased by AOL, including the right to require N2K to register such shares for resale, to have such registration statement declared effective on or before April 16, 1998 and to maintain the effectiveness of such registration statement for a period of two years from the consummation of the AOL Purchase. As N2K had not caused such registration statement to be declared effective by April 16, 1998, AOL has the right to require CDNOW, as a successor-in-interest to N2K, to repurchase such shares for cash at a price equal to the greater of the original purchase price or the then current fair market value. Accordingly, the value of these shares is not included in stockholders' equity. Presently, these shares have not been registered and AOL has not exercised its put right. The common stock subject to put rights on CDNOW's consolidated balance sheets will be accreted to its fair market value based upon the price of CDNOW's common stock at each reporting date. The fair market value will be recorded as a charge to retained earnings at each reporting date and will reduce earnings available to common shareholders. The fair market value of CDNOW's common stock as of March 31, 2000 was $3.78 per common share. As of March 31, 2000, there was no charge as the market value of CDNOW's common stock was below $22.89 per common share.

Revenue Recognition. Net sales, which consist primarily of pre-recorded music and other entertainment-related products sold via the Internet, include shipping and handling charged to customers, and are recognized net of promotional discounts and coupons when the products are shipped. CDNOW records a reserve for estimated returns and customer credit, which is based on historical rates. Revenue from the sale of advertising on the cdnow.com site is recognized as the advertising is run.

     CDNOW includes the revenue associated with barter advertising transactions in net sales. The total amount of barter revenue included in net sales was approximately $630,000 and $390,000 for the three months ended March 31, 2000 and 1999, respectively.

Operating and Development. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure and fees for licensing of ratings, reviews, sound samples and other information. Store maintenance costs are charged to expense as incurred.

Sales and Marketing. Sales and marketing expense includes expenses related to marketing agreements, advertising and promotions, payroll and related expenses for personnel engaged in marketing, selling, and customer service activities, including internal and external commissions and service fees on advertising revenue, and credit card processing fees. The expense associated with barter advertising revenue is also included in sales and marketing expense. Advertising costs are included in sales and marketing expenses and are charged to expense as incurred. Advertising costs were approximately $9.8 million and $13.4 million, for the three months ended March 31, 2000 and 1999, respectively. CDNOW pays commissions in the form of merchandise credit or cash to the affiliate members of its Cosmic Credit and C2 Programs. Expenses related to these programs are included in sales and marketing expenses.

Comprehensive Income. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. CDNOW adopted SFAS 130 in the first quarter of 1998. CDNOW has had no other comprehensive income items to report.

Segment and Geographic Information. In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. CDNOW operates in one principal business segment across domestic and international markets. No foreign country or foreign geographic area accounted for more than 10% of net sales in any of the periods presented. Substantially all of CDNOW's operating results and identifiable assets are in the United States.

New Accounting Pronouncements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Compliance with SAB 101 was required no later than the first quarter of the fiscal years beginning after December 15, 1999. CDNOW determined that its revenue recognition policies are in accordance with SAB 101.

NOTE 4 - LONG-TERM CONVERTIBLE DEBT

In connection with CDNOW's Agreement of Merger and Contribution ("Merger Agreement") with Sony Corporation of America ("Sony") and Time Warner, CDNOW received a short-term loan commitment from Sony Music and Time Warner. The short-term loan commitment was to provide CDNOW with $30 million in working capital financing, drawable, based on cash balance minimums, on or after December 16, 1999. On March 13, 2000, Sony, Time Warner and CDNOW mutually consented to terminate the Merger Agreement and entered into a Termination Agreement. Under the Termination Agreement, Sony Music and Time Warner converted the $30 million short-term loan commitment into long-term convertible debt. Borrowings under the convertible loan bear interest at the six-month London interbank offered rate in effect two days prior to the borrowing plus 3%. Principal and interest on the borrowings are due no later than January 15, 2003. CDNOW can make voluntary prepayments at any time, without penalty. Prepayments are mandatory from the proceeds of any sale, lease, transfer or disposition of property or equity securities, except under certain defined exceptions, including permitted interim financing involving the issuance of up to 19.9% of outstanding shares of CDNOW common stock. Sony Music and Time Warner may at any time convert any portion of the borrowings and accrued interest under the convertible loan into CDNOW common stock at a conversion price of $10 per share. As collateral, Time Warner and Sony Music have a first security interest in all of the assets of CDNOW. CDNOW had made borrowings of $20 million and $0 as of March 31, 2000 and December 31, 1999, respectively. As of March 31, 2000, neither Sony Music nor Time Warner had converted any portion of the borrowings or accrued interest into CDNOW common stock.

NOTE 5 - STOCKHOLDERS' EQUITY

As provided by the Termination Agreement, Sony Music and Time Warner purchased 2,405,500 shares of CDNOW's common stock, no par value, for $21 million on March 16, 2000.

     On March 20, 2000, CDNOW re-priced issued and outstanding options to purchase its common stock, no par value, held by its employees, officers and certain members of its Board of Directors. Options having an exercise price greater than $5.625, the closing price of CDNOW common stock on March 20, 2000, were re-priced to an exercise price of $5.625. According to FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", reductions to the exercise price of a fixed option award must be accounted for as variable from the date of the modification to the date the award is exercised, forfeited or expires unexercised. Under variable accounting, a compensation cost must be recorded based on the intrinsic value of the award (i.e. the difference between the exercise price and the fair value of CDNOW's common stock on the date of the re-pricing). Thereafter, an additional compensation cost must be recorded or reversed based on the difference between the value of the option at the beginning and end of the accounting period. The reversal of compensation cost will not be larger than accumulated compensation expense incurred. No compensation cost was recognized at the date of the re-pricing because the new exercise price equaled the market value of CDNOW's stock at the date of the re-pricing on March 20, 2000. No compensation expense was recognized at March 31, 2000 because CDNOW's stock price at March 31, 2000 of $3.7812 was below the new exercise price of $5.625.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

As of March 31, 2000, CDNOW's principal commitments consisted of obligations under its marketing agreements and obligations associated with leased office space and capital financing arrangements.

Payments Under Marketing Agreements. CDNOW is required to pay aggregate minimum fixed fees of approximately $9.6 million and $2.8 million during the remaining nine months of 2000 and the year ending December 31, 2001, respectively, under its existing marketing agreements. These minimum fixed fees primarily relate to CDNOW's marketing agreement with America Online, Inc. and the commitment to purchase a minimum amount of advertising from MTV Networks. Depending on the type of marketing agreement, CDNOW expenses advertising purchased under marketing commitments when the advertising is run or amortizes the costs associated with its marketing commitments over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term.

     Several of CDNOW's agreements contain provisions, which may require additional payments to be made by CDNOW based on factors such as click-throughs and new customers generated. To date, the amount of such payments has not been material. Such payments are charged to expense as incurred. CDNOW continues to evaluate the realizability of assets recorded under the agreements above and other agreements, and, if necessary, will write down the assets to realizable value. As of March 31, 2000 no such write-down was required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in CDNOW's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue" or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical and anticipated results, which may occur as a result of a variety of factors including, but not limited to, those set forth under the "Overview" and "Liquidity and Capital Resources" sub-sections included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this document and in the "Risk Factors" section of CDNOW's Registration Statement on Form S-4 (File No. 333-72463), which was filed with the Securities and Exchange Commission ("SEC") on February 16, 1999. Particular attention should be paid to the cautionary statements involving CDNOW's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive online commerce and entertainment environments, CDNOW's dependence on its marketing agreements and key suppliers and distributors, and the risks associated with capacity constraints, systems development, relationships with artists and the management of growth. Except as required by law, CDNOW undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers should carefully review the factors set forth in other reports or documents that CDNOW files from time-to-time with the SEC and matters generally affecting online commerce and online sale of entertainment-related products, including, but not limited to, music retailing.

Recent Developments

On July 12, 1999, CDNOW entered into a Merger Agreement with Sony and Time Warner to combine its business with that of Columbia House, which is owned equally by Sony and Time Warner. On March 13, 2000, Sony, Time Warner and CDNOW mutually consented to terminate the Agreement and entered into a Termination Agreement. Under the Termination Agreement, Sony Music and Time Warner purchased $21 million of CDNOW's common stock (2,405,500 shares), no par value, on March 16, 2000, and replaced a $30 million short-term loan commitment with $30 million of long-term convertible debt, which is convertible at the option of the holder into CDNOW common stock at $10 per share. Sony, Time Warner, Columbia House and CDNOW also agreed to explore the possibilities of a number of strategic relationships. On March 14, 2000, CDNOW filed a report on Form 8-K with the Securities and Exchange Commission concerning the termination of the proposed merger with Columbia House.

Following execution of the Termination Agreement, CDNOW retained Allen & Company and Deutsche Bank Alex. Brown to assist in exploring its strategic options and alternative financing arrangements. CDNOW believes that its current cash and cash equivalents are sufficient to meet its payment obligations until approximately September 30, 2000. CDNOW is actively seeking third party financing or another merger transaction. However, CDNOW cannot assure that it will be able to obtain the financing necessary to continue operating its business.

Overview.

CDNOW is a leading electronic commerce retailer of pre-recorded music, including CDs, digital downloads and other entertainment-related products. Its early entry into the online music retailing industry has helped CDNOW gain a well-recognized brand and a large customer base. CDNOW strives to combine the advantages of online commerce with superior customer focus in order to be the authoritative source for the online purchase of music. CDNOW's Internet site, cdnow.com, offers broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. Due to CDNOW's retail focus, revenues are primarily derived from the sale of pre-recorded music and related products. CDNOW also sells advertising space and sponsorships to companies interested in promoting their own goods and services to CDNOW's customer base and the large number of visitors to CDNOW's Internet site.

CDNOW  has  grown  rapidly  since  its  founding  in  1994.   Since   inception,
approximately 3.7 million customers have made purchases from either CDNOW or from Music Boulevard, the Internet music retail store previously operated by N2K, which was integrated into the cdnow.com Internet site on May 17, 1999. Approximately 440,000 customers made their initial purchase during the three months ended March 31, 2000. CDNOW's net sales grew to $43.6 million during the three months ended March 31, 2000, compared to $21.9 million during the three months ended March 31, 1999.

In addition to the rapid acquisition of new customers, CDNOW has also generated significant sales from existing customers. Repeat customers accounted for approximately 66% of net sales during the three months ended March 31, 2000, up from approximately 60% during the three months ended March 31, 1999.

CDNOW believes that the key factors affecting its long-term financial success include its ability to secure financing arrangements, obtain new customers at reasonable costs, retain customers and encourage repeat purchases. CDNOW seeks to expand its customer base through multiple marketing channels, which include
(i) marketing campaigns using a combination of online and traditional offline marketing, consisting of print, television and radio advertising, (ii) continuing marketing agreements with one or more Internet content and service providers, (iii) entering into linking arrangements with other Internet sites as part of its affiliate website programs, and (iv) using direct marketing techniques to target new and existing customers with personalized communications. CDNOW periodically enters into marketing agreements with various Internet portals and online content providers. CDNOW presently has marketing agreements in place with, among others, AOL and MTV/VH1.

Since inception, CDNOW has incurred significant net losses and, as of March 31, 2000, had accumulated losses of $212.2 million. CDNOW expects that it will continue to incur losses and generate negative cash flow from operations for the foreseeable future. Since it has relatively low product gross margins, the ability of CDNOW to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales and/or alternative financing arrangements are not realized, CDNOW will be materially adversely affected. There can be no assurance that CDNOW will be able to generate sufficient revenues to achieve or maintain profitability on a quarterly or annual basis or that CDNOW will secure adequate funding to continue its operations.


Results of Operations.

Net Sales. Net sales primarily reflect the sale of pre-recorded music and other entertainment-related products, including outbound shipping and handling charges. Net sales are net of a reserve for estimated returns and customer credits, promotional discounts and coupons. Revenues from the sale of both cash and barter advertising on CDNOW's Internet site are also included in net sales. Net sales were $43.6 million for the three months ended March 31, 2000, representing an increase of 99% over the three months ended March 31, 1999. Net sales for the three months ended March 31, 2000 include the sales to Music Boulevard customers as a result of the acquisition of N2K on March 17, 1999. The increase in net sales is also attributable to continued growth of CDNOW's customer base, increased sales from repeat customers and increased advertising revenue. For the three months ended March 31, 2000, CDNOW added approximately 440,000 new customers, compared to 420,000 new customers that were added during the three months ended March 31, 1999. The addition of approximately 440,000 new customers for the three months ended March 31, 1999 brings the total number of customers who have made purchases at either CDNOW or Music Boulevard since each site's respective inception to approximately 3.7 million as of March 31, 2000. During the first quarter of 2000, CDNOW continued to devote a substantial portion of its marketing efforts to the retention of existing customers. Repeat customer purchases represented approximately 66% of product sales for the three months ended March 31, 2000, compared to approximately 60% for the three months ended March 31, 1999. Advertising revenue was $3.0 million for the three months ended March 31, 2000, representing an increase of 236% from approximately $897,000 for the three months ended March 31, 1999.

     Beginning in the first quarter of 2000, CDNOW has elected to classify the amount of coupons redeemed to purchase merchandise as a reduction to revenue rather than the past practice of classifying coupons as a sales and marketing expense. This change was made based on management's determination that classifying coupons as a reduction to revenue was generally more consistent with the treatment of coupons by internet retailers. Accordingly, CDNOW made a reclassification between net revenues and sales and marketing expense for the quarter ended March 31, 1999. Promotional coupons were approximately $2.8 million and $913,000 for the three months ended March 31, 2000 and 1999, respectively. This adjustment had no effect on net loss.

     CDNOW also includes the revenue associated with barter advertising transactions in net sales. As a percentage of net sales, barter revenue was 1.5% and 1.8% for the three months ended March 31, 2000 and 1999, respectively. The total amount of barter revenue included in net sales was approximately $630,000 and $390,000 for the three months ended March 31, 2000 and 1999, respectively.

         International sales represented 16% of net sales for the three months ended March 31, 2000 compared to 22% for the three months ended March 31, 1999. The decrease in international sales as a percentage of net sales is primarily due to a proportionally larger increase in U.S. sales resulting from sales and marketing efforts focused on the U.S. domestic market, such as CDNOW's sponsorship of the 2000 Grammy Awards and a custom CD promotion with Pizza Hut. The decrease is also due to a proportionally larger increase in U.S. sales from Music Boulevard customers obtained as a result of the acquisition of N2K, which derived a smaller percentage of its sales from international customers than CDNOW, and to increased competition in international markets.

Cost of Sales. Cost of sales consists primarily of the cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling charges. Cost of sales increased 101%, to $36.1 million for the three months ended March 31, 2000, from $18.0 million for the three months ended March 31, 1999. The increase in percentage terms is in proportion to the 99% increase in net sales. CDNOW's gross margin remained relatively consistent at 17.2% for the three months ended March 31, 2000 compared to 18.0% for the three months ended March 31, 1999. During the first quarter of 2000, product margins were lower compared to the first quarter of 1999 due to a combination of more competitive pricing and the mix of lower margin products, which resulted from the launch of CDNOW's expanded video and DVD store. The effect of lower product margins, was offset by the increase in advertising revenue, which has a higher margin than product sales.

Operating and Development Expense. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure and fees for licensing of ratings, reviews, sound samples and other information. Store maintenance costs are charged to expense as incurred. Operating and development expense increased by $6.9 million, or 184%, to $10.6 million for the three months ended March 31, 2000, compared to $3.7 million for the three months ended March 31, 1999. As a percentage of net sales, operating and development expense was 24.3% for the three months ended March 31, 2000, compared to 17.0% for the three months ended March 31, 1999. The increase in both dollar and percentage terms is attributable to increased staffing and associated costs related to maintaining the features and functionality of CDNOW's online site and transaction-processing. The increase is also attributable to the write-off in the first quarter of 2000 of previously capitalized software costs in the amount of $1.3 million related to the Cosmic Music Network, a content-oriented site associated with the CDNOW store, which focused on unsigned bands and the promotion of their music. The decision to discontinue the Cosmic Music Network was made as part of CDNOW's plan to prioritize its spending following the termination of its proposed merger with Columbia House.

Sales and Marketing Expense. Sales and marketing expense includes expenses related to marketing agreements, advertising and promotions, payroll and related expenses for personnel engaged in marketing, selling, and customer service activities, including internal and external commissions and service fees on advertising revenue, and credit card processing fees. Sales and marketing expense increased by $6.4 million to $23.5 million for the three months ended March 31, 2000 compared to $17.1 million for the three months ended March 31, 1999. As a percentage of net sales, sales and marketing expense was 54.0% for the three months ended March 31, 2000 compared to 78.2% for the three months ended March 31, 1999. The increase in absolute dollars was primarily attributable to the costs of the custom CD promotion with Pizza Hut. In addition, CDNOW incurred increased staffing and related costs in connection with the implementation of its marketing and sales strategy and customer service activities necessary to support its increased customer base and increased credit card processing fees related to the growth of revenues. The decrease as a percentage of sales is primarily attributable to the increased percentage of CDNOW's sales from repeat customer purchases, which are relatively less expensive than the cost of acquiring new customers, marketing efficiencies gained from the merger with N2K, and the termination after the first quarter of 1999 of a number of high fixed-cost marketing agreements with other internet sites.

General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, insurance, professional fees and other general and corporate expenses. General and administrative expense increased by $1.6 million, or 115%, to $2.9 million for the three months ended March 31, 2000, compared to $1.4 million for the three months ended March 31, 1999. As a percentage of net sales, general and administrative expense increased to 6.8% for the three months ended March 31, 2000 compared to 6.3% for the three months ended March 31, 1999. The increase in both dollar and percentage terms is primarily due to the hiring of additional personnel to support the overall growth of CDNOW, increased professional fees, and approximately $126,000 incurred in connection with the termination of the proposed merger with Columbia House.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc. were approximately $8.2 million for the three months ended March 31, 2000 compared to $1.3 million for the three months ended March 31, 1999. The first quarter of 1999 only included 15 days of amortization of goodwill and other intangibles related to the acquisition of N2K, since the merger was not completed until March 17, 1999.

Liquidity and Capital Resources.

At March 31, 2000, CDNOW's cash and cash equivalents were $28.7 million compared to $20.6 million at December 31, 1999. In March 2000, CDNOW sold 2,405,500 shares of common stock to Sony Music and Time Warner for $21 million. In February 1998, CDNOW consummated its initial public offering by selling an aggregate of 4,561,250 shares of common stock and raising net proceeds of approximately $67.1 million. In July 1998, CDNOW consummated a second public offering by selling an aggregate of 1,250,000 shares of common stock and raising net proceeds of approximately $21.5 million. Prior to February 1998, CDNOW primarily financed its operations through private sales of capital stock (which, through December 31, 1997, totaled $10.5 million, including $9.3 million raised in July and August of 1997), the private sale of $5.8 million of Series A Notes in November 1997, internally generated cash flows, advances from related parties and certain other short-term loans.

Net cash used in operating activities of $31.7 million for the three months ended March 31, 2000, was primarily attributable to a net loss of $37.8 million, of which $10.0 million was a non-cash charge for depreciation and amortization and $1.3 million was a write-off of capitalized software costs related to the Cosmic Music Network. Additional uses of cash included a net $8.5 million decrease in accounts payable and accrued expenses due to payments to distributors related to sales in the fourth quarter of 1999. These uses of cash were partially offset by a $2.0 million decrease in prepaid expenses and other assets primarily due to the expense of prepaid marketing agreements, a $766,000 decrease in accounts receivable and a $584,000 increase in deferred revenue and deferred rent liability. Net cash used in operating activities of $14.4 million for the three months ended March 31, 1999, was primarily attributable to a net loss of $19.1 million and an increase of $981,000 in accounts receivable partially offset by a $3.0 million increase in accounts payable and accrued expenses and depreciation and amortization expenses of $2.2 million. The changes in working capital for the three months ended March 31, 1999, exclude the impact of the acquisition of the assets acquired and liabilities assumed as a result of the acquisition of N2K on March 17, 1999.

Net cash used in investing activities was approximately $941,000 for the three months ended March 31, 2000, and related to the purchases of equipment and leasehold improvements. Net cash provided by investing activities was $27.2 million for the three months ended March 31, 1999, which consisted of $27.8 million in net cash acquired from the acquisition of N2K, partially offset by purchases of equipment and leasehold improvements of approximately $544,000.

Net cash provided by financing activities was $40.7 million for the three months ended March 31, 2000. During the first quarter of 2000, Sony Music and Time Warner purchased $21 million of CDNOW common stock and CDNOW borrowed $20 million under the long-term convertible debt agreement with Sony Music and Time Warner. In addition, proceeds from the exercise of options amounted to approximately  $140,000.  These  increases  in cash  were  partially  offset  by approximately $434,000 of payments under capital lease and term loan obligations. Net cash provided by financing activities was approximately $61,000 for the three months ended March 31, 1999, and consisted primarily of proceeds of approximately $307,000 from the exercise of options and warrants, partially offset by approximately $246,000 of payments under capital lease and term loan obligations.

As of March 31, 2000, CDNOW's principal commitments consisted of obligations under its marketing agreements and obligations associated with leased office space and capital financing arrangements. CDNOW is required to pay aggregate minimum fixed fees under its marketing agreements of $9.6 million and $2.8 million during the remaining nine months of 2000 and the year ending December 31, 2001.

CDNOW is actively seeking a merger transaction or investor and has retained Allen & Company and Deutsche Bank Alex. Brown to assist in exploring its strategic options and alternative financing arrangements. CDNOW believes that its current cash and cash equivalents are sufficient to meet its payment obligations until approximately September 30, 2000. However, CDNOW cannot assure that it will be able to obtain the financing necessary to continue operating its business.

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

Seasonality.

CDNOW expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns affecting sales of pre-recorded music and other entertainment-related products. Sales in the traditional retail music industry are significantly higher in the fourth calendar quarter of each year, which corresponds to the holiday season, than in the preceding three quarters. Additionally, retail music sales are traditionally hits-driven through popular releases by well-known and emerging artists. The presence or absence of hits in any one quarter tends to affect music sales.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk.

CDNOW's revenues and expenses are denominated in United States dollars, with the exception of revenues and expenses related to its Japanese Internet site. Therefore, the only current exposure to foreign currency risk relates to international sales. For the three months ended March 31, 2000 and 1999, international sales accounted for approximately 16% and 22% of net sales, respectively. To the extent that the value of the United States dollar increases relative to foreign currencies, it may be more costly for international customers to make purchases. Therefore, changes in exchange rates may impact the amount of CDNOW's international sales.

Interest Rate Risk.

CDNOW's exposure to market risk as a result of changes in interest rates relates primarily to its investment portfolio. CDNOW invests its funds in instruments that meet high credit quality standards, as specified in its investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

As of March 31, 2000, all of CDNOW's investments were cash equivalents. Due to the average maturity and conservative nature of its investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of CDNOW's investments decreased by one percent, its interest income for the three months ended March 31, 2000 would have decreased by approximately $245,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment instrument by one percent. The impact on CDNOW's future interest income from future changes in investment yields will depend largely on the gross amount of its investments.

                                     PART II
                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

N2K and its directors were defendants in a consolidated purported class action in the U.S. District Court for the Southern District of New York entitled In re N2K Inc. Securities Litigation (Docket No. 98 CIV 3304 (HB)). The action consolidated two purported class actions, entitled Kuhn v. N2K Inc. et al. (Docket No. 98 CIV 4360 (HB)) and Bender v. Rosen et al. (Docket No. 98 CIV 3304
(HB)) that were previously discussed in N2K's Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 1998, June 30, 1998 and March 31, 1998, CDNOW's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 1999, and CDNOW's Annual Report on Form 10-K for the twelve month period ending December 31, 1999, respectively. The consolidated action was a purported class action on behalf of common shareholders and sought to recover unspecified damages and other relief, as well as costs and expenses, stemming from alleged violations of the Securities Act of 1933 in connection with the public offering of the shares of N2K's common stock in April 1998. The consolidated action alleged that, among other things, the defendants failed to disclose N2K's first quarter financial results in the registration statement for the April 1998 public offering. The defendants moved to dismiss the complaint on August 31, 1998 for failure to state a claim and/or for failure to plead fraud with the requisite particularity. On May 21, 1999, Judge Baer dismissed the plaintiff's complaint with prejudice. On June 22, 1999, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Second Circuit, which is located in New York City. On February 7, 2000, the Second Circuit upheld Judge Baer's dismissal of the plaintiff's complaint.

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

N2K has been named as defendant in a civil action entitled Parsec Sight/Sound, Inc. v. N2K Inc. (Docket 98 CV 0118), which is pending in the U.S. District Court for the Western District of Pennsylvania. The plaintiff alleges infringement of intellectual property rights, and seeks treble damages and costs in an unspecified amount, as well as other declaratory and injunctive relief. In this matter, discovery is ongoing. Additionally, Parsec has joined CDnow Online, Inc. as a defendant. CDnow Online has requested that Liquid Audio indemnify CDnow Online, Inc. against these claims by Parsec, pursuant to the indemnification provisions of the Order Fullfillment Agreement entered into between CDnow Online, Inc and Liquid Audio, Inc as of October 20, 1999, and Liquid Audio has agreed to assume control of the costs of the defense with reservation of certain rights. CDnow Online, Inc. expects to seek indemnification from other parties that presently or will provide content or services, which may be allegedly infringing the Parsec patents. N2K Inc. and CDnow Online, Inc. are wholly-owned sister subsidiaries of CDnow, Inc. CDnow Online, Inc. operates the cdnow.com Internet site.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 12, 1999, CDNOW entered into the Merger Agreement with Sony and Time Warner to combine its business with that of Columbia House. On March 13, 2000, Sony, Time Warner and CDNOW mutually consented to terminate the Merger Agreement and entered into a Termination Agreement. Under the Termination Agreement, Sony Music and Time Warner purchased $21 million of CDNOW's common stock (2,405,500 shares), no par value, on March 16, 2000, and replaced a $30 million short-term loan commitment with $30 million of long-term convertible debt, which is convertible at the option of the holder into CDNOW common stock at $10 per share. The common stock and the convertible debenture, related to these events are currently unregistered. As of March 31, 2000, CDNOW had borrowed $20 million under the convertible debenture. CDNOW is currently using the proceeds to fund working capital requirements. As of March 31, 2000, neither Sony Music nor Time Warner had converted any portion of the borrowings or accrued interest into CDNOW common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Form            Item #         Description                        Filing Date
----            ------         -----------                        -----------
Form 8-K        5, 7           Report on the  termination         March 13, 2000
                               of the proposed merger between
                               CDnow, Inc. and  Columbia House

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 CDnow, Inc.

Date:  May 15, 2000                         /s/ Jason Olim
                                           -------------------------------------
                                                                      Jason Olim
                                                                     President &
                                                         Chief Executive Officer

                                            /s/ Joel Sussman
                                           -------------------------------------
                                                                    Joel Sussman
                                                       Vice President, Treasurer
                                                     and Chief Financial Officer