Form 10-Q
period 2000-06-30
CDNOW INC/PA
filed 2000-08-15
CIK 1078887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2000

                                       or

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 9, 2000: 32,961,610 shares of common stock, no par value.

                                   CDnow, Inc.

                                      INDEX

                                                                            Page
Part I -  Financial Information                                             ----

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets as of June 30, 2000 and
          December 31, 1999....................................................3

          Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999..............................4

          Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999.........................................5

          Notes to Unaudited Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........17

Part II - Other Information

Item 1.   Legal Proceedings...................................................18
Item 2.   Changes in Securities and Use of Proceeds...........................19
Item 3.   Defaults Upon Senior Securities.....................................19
Item 4.   Submission of Matters to a Vote of Security Holders.................19
Item 5.   Other Information...................................................19
Item 6.   Exhibits and Reports on Form 8-K....................................19

Signatures....................................................................20

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CDNOW, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                 June 30, 2000     December 31, 1999
                                                                ---------------    -----------------
                                     ASSETS
                                     ------
Current Assets:
    Cash and cash equivalents                                   $  10,517,177      $   20,612,706
    Accounts receivable, net                                        3,385,637           4,809,931
    Prepaid expenses and other                                      3,030,104           5,580,241
                                                                ---------------    -----------------
                 Total current assets                              16,932,918          31,002,878
                                                                ---------------    -----------------
Property and equipment, net                                        13,500,450          17,216,980
Goodwill and other intangibles, net                                53,666,937          70,121,321
Other assets                                                          799,614           1,201,809
                                                                ---------------    -----------------
        TOTAL ASSETS                                            $  84,899,919      $  119,542,988
                                                                ===============    =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Current portion of long term debt                           $   1,596,196      $    1,670,838
    Accounts payable                                               24,153,567          46,431,122
    Accrued N2K Inc. merger costs                                   2,181,263           4,300,117
    Accrued expenses and other current liabilities                 19,282,797          15,753,572
                                                                ---------------    -----------------
                 Total current liabilities                         47,213,823          68,155,649
                                                                ---------------    -----------------

Long term debt                                                      1,775,593           2,629,359
Deferred rent and other long term liabilities                       1,792,152             992,696
Long term convertible debt                                         25,000,000                  --
Common stock subject to put rights                                  2,999,995           2,999,995

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value, 50,000,000 shares
      authorized, no shares issued and outstanding                         --                  --
    Common stock, no par value, 200,000,000
      shares authorized, 32,813,965 and 30,355,948 issued
      and outstanding                                             225,784,992         204,573,908
    Additional paid-in capital                                     15,118,853          14,589,814
    Deferred compensation                                              (9,007)            (61,905)
    Accumulated deficit                                          (234,776,482)       (174,336,528)
                                                                ---------------    -----------------
                 Total stockholders' equity                         6,118,356          44,765,289
                                                                ---------------    -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  84,899,919      $  119,542,988
                                                                ===============    =================

        The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                 -------------------------------   ------------------------------
                                                      2000             1999             2000            1999
                                                 ---------------  --------------   --------------  --------------
 Net sales                                       $   34,017,692   $  33,167,956    $  77,600,841   $  55,098,317
 Cost of sales                                       26,498,247      28,000,743       62,602,263      45,984,318
                                                 ---------------  --------------   --------------  --------------
     Gross profit                                     7,519,445       5,167,213       14,998,578       9,113,999

 Operating expenses:
   Operating and development                          7,558,458       5,827,207       18,147,838       9,553,389
   Sales and marketing                               11,284,549      20,231,717       34,806,427      37,370,391
   General and administrative                         2,813,017       3,362,400        5,762,525       4,733,756
   Amortization of goodwill and other intangibles     8,188,194       8,144,055       16,385,217       9,481,681
                                                 ---------------  --------------   --------------  --------------
       Total operating expenses                      29,844,218      37,565,379       75,102,007      61,139,217
                                                 ---------------  --------------   --------------  --------------
   Operating loss                                   (22,324,773)    (32,398,166)     (60,103,429)    (52,025,218)

 Interest and other income                              335,366         766,131          657,464       1,394,253
 Interest expense                                      (637,051)        (88,242)        (993,989)       (192,862)
                                                 ---------------  --------------   --------------  --------------
 Net loss                                        $  (22,626,458)  $ (31,720,277)   $ (60,439,954)  $ (50,823,827)
                                                 ===============  ==============   ==============  ==============

 Basic and diluted net loss per common share     $        (0.69)  $       (1.06)   $       (1.90)  $       (2.04)
                                                 ===============  ==============   ==============  ==============
 Weighted average number of shares outstanding   $   32,723,051   $  30,038,908    $  31,732,731   $  24,960,940
                                                 ===============  ==============   ==============  ==============


 The  accompanying  notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended June 30,
                                                                        2000          1999
                                                                ---------------- ----------------
Operating Activities:
  Net loss                                                      $   (60,439,954) $   (50,823,827)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                  20,020,479       12,124,299
      Net loss on fixed asset disposals                               1,310,488               --
      Common stock options issued for services rendered                  29,039           31,979
  Increase (decrease) in operating assets and liabilities:
    Accounts receivable                                               1,424,294       (1,785,111)
    Prepaid expenses and other                                        3,052,307        5,193,536
    Accounts payable                                                (21,777,555)       4,496,676
    Accrued expenses                                                    976,637         (735,214)
    Deferred revenue                                                    380,028          225,385
    Deferred rent liability                                             799,456          515,901
                                                                ---------------- ----------------
      Net cash used in operating activities                         (54,224,781)     (30,756,376)
                                                                ---------------- ----------------
Investing Activities:
  Purchases of property and equipment                                (1,153,422)      (1,633,771)
  Cash acquired in acquisition                                               --       25,266,787
                                                                ---------------- ----------------
      Net cash provided by (used in) investing activities            (1,153,422)      23,633,016
                                                                ---------------- ----------------

Financing Activities:
  Payments on term loans payable                                        (68,720)         (29,310)
  Proceeds from the sale of stock                                    21,000,000               --
  Proceeds from convertible debt                                     25,000,000               --
  Payments on capitalized lease obligations                            (859,690)        (481,712)
  Proceeds from warrants exercised                                           --          102,352
  Proceeds from options exercised                                       211,084          418,950
                                                                ---------------- ----------------
      Net cash provided by financing activities                      45,282,674           10,280
                                                                ---------------- ----------------
Decrease in cash and cash equivalents                               (10,095,529)      (7,113,080)
Cash and cash equivalents, beginning of period                       20,612,706       49,041,370
                                                                ---------------- ----------------
Cash and cash equivalents, end of period                        $    10,517,177  $    41,928,290
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

NOTE 2 -- THE COMPANY

CDNOW is a leading electronic commerce retailer of pre-recorded music, including compact discs (CDs), cassettes and digital downloads, and other entertainment-related products, including movies on VHS tape and DVD. CDNOW's revenues are derived from the sale of pre-recorded music, other entertainment-related products and advertising on the cdnow.com site. CDNOW contracts with outside vendors for fulfillment services to deliver its products to customers.

Since inception (February 12, 1994), CDNOW has incurred significant losses and as of June 30, 2000 had accumulated losses of $234.8 million. For the six months ended June 30, 2000 and 1999, CDNOW's net losses were $60.4 million and $50.8 million, respectively. In addition, CDNOW had a working capital deficit of $30.3 million as of June 30, 2000. CDNOW believes it will continue to incur substantial operating losses for the foreseeable future. Because CDNOW has relatively low product gross margins, achieving profitability depends upon its ability to substantially increase net sales and improve gross margins. There can be no assurance that CDNOW will be able to generate sufficient revenues or gross margins to achieve or sustain profitability in the future.

During the second quarter of 2000, CDNOW financed its working capital needs with cash derived from revenues, funds from the equity investment of $21 million by Sony Music Entertainment Inc. ("Sony Music") and Time Warner Inc. ("Time Warner") on March 16, 2000 and the long-term convertible debt facility, available from Sony Music and Time Warner. As of July 13, 2000, CDNOW had borrowed $30 million, the total amount available, under the convertible debt facility. On August 3, 2000, as a result of the Convertible Loan Agreement with Bertelsmann Inc.(see below), CDNOW repaid all of the principal and outstanding accrued interest totalling approximately $31 million.

On July 19, 2000, CDNOW, Bertelsmann Inc. ("Bertelsmann"), and BINC Acquisition Corp ("BINC"), a wholly-owned subsidiary of Bertelsmann, entered into an Agreement and Plan of Merger under which Bertelsmann, through BINC, offered to acquire all of the outstanding capital stock of CDNOW for $3.00 per share in cash. A tender offer commenced on July 26, 2000 and is scheduled to expire on August 22, 2000 at midnight (EDT). After expiration of the tender offer and subject to certain conditions of the offer, all CDNOW shareholders that have tendered and not properly withdrawn their shares will be paid $3.00 per share in cash, BINC will merge with CDNOW, CDNOW will become a wholly-owned subsidiary of Bertelsmann and all remaining CDNOW shareholders (who did not tender their shares into the tender offer and have not exercised dissenter's rights) will also receive $3.00 in cash for each of their shares. The transaction is subject to customary closing conditions, including the tender of a majority of CDNOW's outstanding common stock on a diluted basis and obtaining necessary regulatory approvals. The calculation of CDNOW's outstanding stock on a diluted basis will include options and warrants to acquire CDNOW common stock with an exercise price of $10 per share or less. The board of directors of CDNOW has unanimously approved the merger agreement and has recommended to CDNOW shareholders that they tender their shares into the proposed offer from Bertelsmann.

In addition to the Agreement and Plan of Merger, CDNOW and Bertelsmann entered into a Convertible Loan Agreement. The Convertible Loan Agreement provides for loans from Bertelsmann to CDNOW in an aggregate principal amount up to approximately $43 million. On August 3, 2000, CDNOW used approximately $31 million available under the Convertible Loan Agreement to repay the debt plus accrued interest owed to Sony Music and Time Warner. The $12 million remaining under the Convertible Loan Agreement will be used to meet the working capital needs of CDNOW during the period from July 31, 2000 through the earlier of October 31, 2000 or the termination of the Convertible Loan Agreement.

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

     Beginning in the first quarter of 2000, CDNOW elected to classify the amount of coupons redeemed to purchase merchandise as a reduction to revenue rather than the past practice of classifying coupons as a sales and marketing expense. This change was made based on management's determination that classifying coupons as a reduction to revenue was generally more consistent with the current treatment of coupons by internet retailers. Accordingly, CDNOW made a reclassification between net revenues and sales and marketing expense for the three and six months ended June 30, 1999. Promotional coupons were approximately $659,000 and $1.4 million for the three months ended June 30, 2000 and 1999, respectively. Promotional coupons were approximately $3.5 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively. This adjustment had no effect on net loss.

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

Net Loss Per Common Share. CDNOW has presented net loss per common share amounts for the three and six months ended June 30, 2000, pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share."

     Basic and diluted loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is the same amount as basic loss per share because the impact on loss per share using the treasury stock method is anti-dilutive due to CDNOW's losses.

Prepaid Expenses. CDNOW follows the American Institute of Certified Public Accountants Statement of Position 93-7 "Reporting for Advertising Costs" ("SOP 93-7") to account for its marketing agreements. Under SOP 93-7, CDNOW amortizes the costs associated with its marketing agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. CDNOW evaluates the realizability of assets recorded, and if necessary, writes-down the assets to its net realizable value. As of June 30, 2000, no such write-down was required.

     Prepaid expenses include approximately $1.5 million and $3.9 million at June 30, 2000, and December 31, 1999, respectively, related to marketing agreements (see Note 6). Other assets include the long-term portion of marketing agreements of approximately $387,000 and $804,000 at June 30, 2000, and December 31, 1999, respectively.

Internally Developed Systems and Software. CDNOW follows Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), effective for fiscal years beginning after December 15, 1998. Accordingly, the costs of computer software developed or obtained for internal use have been capitalized and are being amortized over the estimated useful life of three years. At June 30, 2000 and December 31, 1999, net capitalized computer software developed or obtained for internal use was approximately $480,000 and $1.4 million, respectively. In the first quarter of 2000, CDNOW wrote-off approximately $1.3 million of previously capitalized software costs related to the development of Cosmic Music Network, a content-oriented site associated with the cdnow.com site, which focused on unsigned bands and the promotion of their music. The decision to discontinue the Cosmic Music Network was made as part of CDNOW's plan to prioritize its spending following the termination of its proposed merger with Columbia House.

Common Stock Subject to Put Rights. America Online, Inc. ("AOL") and N2K Inc. ("N2K") a predecessor-in-interest to and, as of the merger of CDNOW and N2K, a wholly-owned subsidiary of CDNOW, entered into an agreement pursuant to which AOL agreed to purchase at N2K's initial public offering price per share of $19.00 (less underwriting discounts and commissions) an aggregate amount of approximately $3.0 million or 169,779 shares of N2K's common stock (the "AOL Purchase"). Subsequent to the merger of CDNOW and N2K, the price per share converted to $22.89 and the number of shares converted to 140,916 shares of CDNOW common stock. N2K granted AOL certain shelf and other registration rights with respect to the shares purchased by AOL, including the right to require N2K to register such shares for resale, to have such registration statement declared effective on or before April 16, 1998 and to maintain the effectiveness of such registration statement for a period of two years from the consummation of the AOL Purchase. As N2K had not caused such registration statement to be declared effective by April 16, 1998, AOL has the right to require CDNOW, as a successor-in-interest to N2K, to repurchase such shares for cash at a price equal to the greater of the original purchase price or the then current fair market value. Accordingly, the value of these shares is not included in stockholders' equity. Presently, these shares have not been registered and AOL has not exercised its put right. The common stock subject to put rights on CDNOW's consolidated balance sheets will be accreted to its fair market value based upon the price of CDNOW's common stock at each reporting date. The fair market value will be recorded as a charge to retained earnings at each reporting date and will reduce earnings available to common shareholders. The fair market value of CDNOW's common stock as of June 30, 2000 was $3.0938 per common share. As of June 30, 2000, there was no charge as the market value of CDNOW's common stock was below $22.89 per common share.

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

     CDNOW includes the revenue associated with barter advertising transactions in net sales. The total amount of barter revenue included in net sales was approximately $407,000 and $355,000 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the total amount of barter revenue included in net sales was approximately $1 million and $745,000, respectively.

Operating and Development. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure and fees for licensing of ratings, reviews, sound samples and other information. Store maintenance costs are charged to expense as incurred.

Sales and Marketing. Sales and marketing expense includes expenses related to marketing agreements, advertising and promotions, payroll and related expenses for personnel engaged in marketing, selling, and customer service activities, including internal and external commissions and service fees on advertising revenue, and credit card processing fees. The expense associated with barter advertising revenue is also included in sales and marketing expense. Advertising costs are included in sales and marketing expenses and are charged to expense as incurred. Advertising costs were approximately $4.4 million and $14.6 million for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, advertising costs were approximately $14.2 million and $28.0 million, respectively. CDNOW pays commissions in the form of merchandise credit or cash to the members of its Cosmic Credit and C2 affiliate programs. Expenses related to these programs are included in sales and marketing expenses.

Comprehensive Income. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. CDNOW adopted SFAS 130 in the first quarter of 1998. CDNOW has had no other comprehensive income items to report.

Segment and Geographic Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. CDNOW operates in one principal business segment across domestic and international markets. No foreign country or foreign geographic area accounted for more than 10% of net sales in any of the periods presented. Substantially all of CDNOW's operating results and identifiable assets are in the United States.

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

NOTE 4 - LONG-TERM CONVERTIBLE DEBT

In connection with CDNOW's Agreement of Merger and Contribution with Sony Corporation of America ("Sony") and Time Warner, CDNOW received a short-term loan commitment from Sony Music and Time Warner. The short-term loan commitment provided CDNOW with $30 million in working capital financing, drawable, based on cash balance minimums, on or after December 16, 1999. On March 13, 2000, Sony, Time Warner and CDNOW mutually consented to terminate the Agreement of Merger and Contribution and entered into a Termination Agreement. Under the Termination Agreement, Sony Music and Time Warner converted the $30 million short-term loan commitment into long-term convertible debt. Borrowings under the convertible loan bore interest at the six-month London interbank offered rate in effect two days prior to the borrowing plus 3%. Principal and interest on the borrowings were due no later than January 15, 2003. At any time, Sony Music and Time Warner had the option to convert any portion of the borrowings and accrued interest under the convertible loan into CDNOW common stock at a conversion price of $10 per share. As collateral, Time Warner and Sony Music had a first security interest in all of the assets of CDNOW. CDNOW had made borrowings of $25 million and $0 as of June 30, 2000, and December 31, 1999, respectively. As of June 30, 2000, neither Sony Music nor Time Warner had converted any portion of the borrowings or accrued interest into CDNOW common stock. The remaining $5 million was borrowed on July 13, 2000. On August 3, 2000, as a result of the Convertible Loan Agreement with Bertelsmann (see below), CDNOW repaid all of the principal and outstanding accrued interest totalling approximately $31 million and the rights of Sony Music and Time Warner to convert outstanding principal and interest into CDNOW common stock were cancelled.

On July 19, 2000, CDNOW and Bertelsmann entered into the Convertible Loan Agreement referenced in Note 2. The Convertible Loan Agreement provides for loans of approximately $31 million from Bertelsmann to CDNOW to repay in full all principal and accrued interest owed to Sony Music and Time Warner, which was repaid on August 3, 2000. In addition, pursuant to the Convertible Loan Agreement, Bertelsmann agreed to make additional loans ("Working Capital Loans") to CDNOW in an aggregate amount up to $12 million during the period from July 31, 2000 through the earlier of October 31, 2000 or the termination of the Convertible Loan Agreement. Working Capital Loans proceeds may only be used in the ordinary course of business to meet ongoing working capital needs. Working Capital Loans are only available if CDNOW's available cash balance falls below $3 million and the aggregate principal amount of Working Capital Loans that CDNOW may borrow in any four-week period is capped based on cash flow projections that CDNOW has provided to Bertelsmann. Bertelsmann's commitment to make Working Capital Loans to CDNOW terminates on the earlier of October 31, 2000, the date of the termination of the Agreement and Plan of Merger, or the date any other person acquires control of CDNOW. On such date, the total principal and interest borrowed from Bertelsmann under the Convertible Loan Agreement is immediately due and payable, unless the Agreement and Plan of Merger is terminated by CDNOW as a result of a breach by Bertelsmann, then such amounts do not become payable until 60 days after such termination. The amounts borrowed bear interest at the six-month London interbank offered rate in effect two days prior to the borrowing plus 3%. CDNOW can make voluntary prepayments at any time, without penalty. Prepayments are mandatory from the proceeds of any sale, lease, transfer or disposition of property or equity securities, except under certain defined exceptions. Bertelsmann may convert any portion of the borrowings and accrued interest into CDNOW common stock at a conversion price of $1.50 per share, provided that in no event shall Bertelsmann be entitled to receive more than 49% of the outstanding CDNOW common stock on a fully-diluted basis. As collateral, Bertelsmann has a first security interest in all of the assets of CDNOW.

NOTE 5 - STOCKHOLDERS' EQUITY

On March 20, 2000, CDNOW re-priced issued and outstanding options to purchase its common stock, no par value, held by its employees, officers and certain members of its Board of Directors. Options having an exercise price greater than $5.625, the closing price of CDNOW common stock on March 20, 2000, were re-priced to an exercise price of $5.625. According to FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," reductions to the exercise price of a fixed option award must be accounted for as variable from the date of the modification to the date the award is exercised, forfeited or expires unexercised. Under variable accounting, a compensation cost must be recorded based on the intrinsic value of the award, which is computed as the difference between the exercise price and the fair value of CDNOW's common stock on the date of the re-pricing. Thereafter, an additional compensation cost must be recorded or reversed based on the difference between the value of the option at the beginning and end of the accounting period. The reversal of compensation cost cannot be larger than accumulated compensation expense incurred. To date, no compensation expense has been recognized as CDNOW's stock price has been below the new exercise price of $5.625.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

As of June 30, 2000, CDNOW's principal commitments consisted of obligations under its marketing agreements and obligations associated with leased office space and capital financing arrangements.

Payments Under Marketing Agreements. CDNOW is required to pay aggregate minimum fixed fees of approximately $7.5 million and $2.8 million during the remaining six months of 2000 and the year ending December 31, 2001, respectively, under its existing marketing agreements. These minimum fixed fees primarily relate to CDNOW's marketing agreement with America Online and the commitment to purchase a minimum amount of advertising from MTV Networks. Depending on the type of marketing agreement, CDNOW expenses advertising purchased under marketing commitments when the advertising is run or amortizes the costs associated with its marketing commitments over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term.

     Several of CDNOW's agreements contain provisions, which may require additional payments based on factors such as click-throughs and new customers generated. To date, the amount of such payments has not been material. Such payments are charged to expense as incurred. CDNOW continues to evaluate the realizability of assets recorded under the agreements above and other agreements, and, if necessary, will write down the assets to realizable value. As of June 30, 2000, no such write down was required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in CDNOW's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue" or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical and anticipated results, which may occur as a result of a variety of factors, including, but not limited to, those set forth under the "Overview" and "Liquidity and Capital Resources" sub-sections included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this document and in the "Risk Factors" section of CDNOW's Registration Statement on Form S-4 (File No. 333-72463), which was filed with the Securities and Exchange Commission ("SEC") on February 16, 1999. Particular attention should be paid to the cautionary statements involving CDNOW's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive online commerce and entertainment environments, CDNOW's dependence on its marketing agreements and key suppliers and distributors, and the risks associated with capacity constraints, systems development, relationships with artists and the management of growth. Except as required by law, CDNOW undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers should carefully review the factors set forth in other reports or documents that CDNOW files from time-to-time with the SEC and matters generally affecting online commerce and online sale of entertainment-related products, including, but not limited to, music retailing.

Recent Developments.

On July 19, 2000, CDNOW, Bertelsmann Inc. ("Bertelsmann"), and BINC Acquisition Corp ("BINC"), a wholly-owned subsidiary of Bertelsmann, entered into an Agreement and Plan of Merger under which Bertelsmann, through BINC, offered to acquire all of the outstanding capital stock of CDNOW for $3.00 per share in cash. A tender offer commenced on July 26, 2000 and is scheduled to expire on August 22, 2000 at midnight (EDT). After expiration of the tender offer and subject to certain conditions of the offer, all CDNOW shareholders that have tendered and not properly withdrawn their shares will be paid $3.00 per share in cash, BINC will merge with CDNOW, CDNOW will become a wholly-owned subsidiary of Bertelsmann and all remaining CDNOW shareholders (who did not tender their shares into the tender offer and have not exercised dissenter's rights) will receive $3.00 in cash for each of their shares. The transaction is subject to customary closing conditions, including the tender of a majority of CDNOW's outstanding common stock on a diluted basis and obtaining necessary regulatory approvals. The calculation of CDNOW's outstanding stock on a diluted basis will include options and warrants to acquire CDNOW common stock with an exercise price of $10 per share or less. The board of directors of CDNOW has unanimously approved the merger agreement and has recommended to CDNOW shareholders that they tender their shares into the proposed offer from Bertelsmann.

In addition to the Agreement and Plan of Merger, CDNOW and Bertelsmann entered into a Convertible Loan Agreement. The Convertible Loan Agreement provides for loans from Bertelsmann to CDNOW in an aggregate principal amount up to approximately $43 million. On August 3, 2000, CDNOW used approximately $31 million available under the Convertible Loan Agreement to repay the principal and accrued interest borrowed from Sony Music and Time Warner. The $12 million remaining under the Convertible Loan Agreement will be used to meet the working capital needs of CDNOW during the period from July 31, 2000 through the earlier of October 31, 2000 or the termination of the Convertible Loan Agreement.

Overview.

CDNOW is a leading electronic commerce retailer of pre-recorded music, including CDs, cassettes and digital downloads, and other entertainment-related products, including movies on VHS tape and DVD. Its early entry into the online music retailing industry has helped CDNOW gain a well-recognized brand and a large customer base. CDNOW's Internet site, cdnow.com, offers broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. Due to CDNOW's retail focus, revenues are primarily derived from the sale of pre-recorded music and movies. CDNOW also sells advertising space and sponsorships to companies interested in promoting their own goods and services to CDNOW's customer base and the large number of visitors to CDNOW's Internet site.

CDNOW has grown rapidly since its founding in 1994. Since inception, approximately 4 million customers have made purchases from either CDNOW or from Music Boulevard, the Internet music retail store previously operated by N2K, which was integrated into the cdnow.com Internet site on May 17, 1999. Approximately 270,000 customers made their initial purchase during the three months ended June 30, 2000. CDNOW's net sales grew to $34.0 million during the three months ended June 30, 2000, compared to $33.2 million during the three months ended June 30, 1999. For the six months ended June 30, 2000, net sales grew to $77.6 million, compared to $55.1 million during the six months ended June 30, 1999.

In addition to the rapid acquisition of new customers, CDNOW has also generated significant sales from existing customers. Repeat customers accounted for approximately 72% of net sales during the three months ended June 30, 2000, up from approximately 66% during the three months ended June 30, 1999. Repeat customers accounted for approximately 69% of net sales during the six months ended June 30, 2000, up from approximately 63% during the six months ended June 30, 1999. Since inception, CDNOW has incurred significant net losses and, as of June 30, 2000, had accumulated losses of $234.8 million.

CDNOW  believes  that  the  key  factor  affecting  its  financial   success  is
consummation of the transaction with Bertelsmann.

Results of Operations.

Three  Months  Ended June 30, 2000  Compared to the Three  Months Ended June 30,
1999.

Net Sales. Net sales primarily reflect the sale of pre-recorded music and other entertainment-related products, including outbound shipping and handling charges. Net sales are net of a reserve for estimated returns and customer credits, promotional discounts and coupons. Revenues from the sale of both cash and barter advertising on CDNOW's Internet site are also included in net sales. Net sales were $34.0 million for the three months ended June 30, 2000, representing an increase of 2.6% over the three months ended June 30, 1999. This increase is considerably less than prior quarter-to-quarter revenue growth due to the substantial decrease in advertising spending in the second quarter of 2000. However, the 2.6% increase in net sales is attributable to increased sales from repeat customers. During the second quarter of 2000, CDNOW devoted a substantial portion of its marketing efforts to the retention of existing customers. Repeat customer purchases represented approximately 72% of product sales for the three months ended June 30, 2000, compared to approximately 66% for the three months ended June 30, 1999. CDNOW's customer base on which marketing efforts were focused was considerably larger during the second quarter of 2000 compared to the same period in 1999. The total number of customers who have made purchases at CDNOW or Music Boulevard since each site's respective inception, was approximately 4 million as of June 30, 2000 and 2.4 million as of June 30, 1999.

     Beginning in the first quarter of 2000, CDNOW elected to classify the amount of coupons redeemed to purchase merchandise as a reduction to revenue rather than the past practice of classifying coupons as a sales and marketing expense. This change was made based on management's determination that classifying coupons as a reduction to revenue was generally more consistent with the current treatment of coupons by internet retailers. Accordingly, CDNOW made a reclassification between net revenues and sales and marketing expense for the quarter ended June 30, 1999. Promotional coupons were approximately $659,000 and $1.4 million for the three months ended June 30, 2000 and 1999, respectively. This adjustment had no effect on net loss.

     CDNOW also includes the revenue associated with cash and barter advertising transactions in net sales. Cash and barter advertising revenue was $1.5 million for the three months ended June 30, 2000 compared to approximately $1.9 million for the three months ended June 30, 1999. The decrease in advertising revenue is primarily attributable to potential advertisers' concerns regarding the financial future of CDNOW. The total amount of barter revenue included in net sales was approximately $407,000 and $355,000 for the three months ended June 30, 2000 and 1999, respectively. As a percentage of net sales, barter revenue was 1.2% and 1.1% for the three months ended June 30, 2000 and 1999, respectively.

     International sales represented 18% of net sales for the three months ended June 30, 2000 compared to 20% for the three months ended June 30, 1999. The decrease in international sales as a percentage of net sales is primarily due to increased competition in international markets.

     Cost of Sales. Cost of sales consists primarily of the cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling charges. Cost of sales decreased $1.5 million, to $26.5 million for the three months ended June 30, 2000, from $28.0 million for the three months ended June 30, 1999. CDNOW's gross margin increased to 22.1% for the three months ended June 30, 2000 compared to 15.6% for the three months ended June 30, 1999. The increase in gross margin is primarily attributable to improved shipping and handling efficiencies and a less aggressive use of sales discounts and coupons, partially offset by a decline in advertising revenue, which has a higher margin than product sales.

     Operating and Development Expense. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure and fees for licensing of ratings, reviews, sound samples and other information. Store maintenance costs are charged to expense as incurred. Operating and development expense increased by $1.8 million, or 29.7%, to $7.6 million for the three months ended June 30, 2000, compared to $5.8 million for the three months ended June 30, 1999. As a percentage of net sales, operating and development expense was 22.2% for the three months ended June 30, 2000, compared to 17.6% for the three months ended June 30, 1999. The increase in both dollar and percentage terms is attributable to increased staffing and associated costs related to maintaining the features and functionality of CDNOW's online site and transaction-processing.

     Sales and Marketing Expense. Sales and marketing expense includes expenses related to marketing agreements, advertising, barter advertising, promotions, payroll and related expenses for personnel engaged in marketing, selling, and customer service activities, including internal and external commissions and service fees on advertising revenue, and credit card processing fees. Sales and marketing expense decreased by $8.9 million to $11.3 million for the three months ended June 30, 2000 compared to $20.2 million for the three months ended June 30, 1999. As a percentage of net sales, sales and marketing expense was 33.2% for the three months ended June 30, 2000 compared to 61.0% for the three months ended June 30, 1999. The decrease in both absolute dollars and percentage terms was primarily attributable to a reduction in offline and online advertising expense, including the termination after the second quarter of 1999 of a number of high fixed-cost marketing agreements with other internet sites. Advertising costs were approximately $4.4 million and $14.6 million for the three months ended June 30, 2000 and 1999, respectively. The decrease is also attributable to the increased percentage of CDNOW's sales from repeat customers, which are relatively less expensive than the cost of acquiring new customers.

     General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, insurance, professional fees and other general and corporate expenses. General and administrative expense decreased by approximately $550,000, or 16.3%, to $2.8 million for the three months ended June 30, 2000, compared to $3.4 million for the three months ended June 30, 1999. As a percentage of net sales, general and administrative expense decreased to 8.3% for the three months ended June 30, 2000 compared to 10.1% for the three months ended June 30, 1999. The decrease in both dollar and percentage terms is primarily due to a decrease in professional fees and a reduction in merger-related costs incurred in connection with the terminated proposed merger with Columbia House and the search for a new merger partner.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc. were approximately $8.2 million for the three months ended June 30, 2000 compared to $8.1 million for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999.

     Net Sales. Net sales were $77.6 million for the six months ended June 30, 2000, representing an increase of 40.8% over the six months ended June 30, 1999. Net sales for the six months ended June 30, 2000 include the sales to Music Boulevard customers as a result of the acquisition of N2K on March 17, 1999. The increase in net sales is attributable to increased sales from repeat customers, continued growth of CDNOW's customer base, and increased advertising revenue. During the first two quarters of 2000, CDNOW continued to devote a substantial portion of its marketing efforts to the retention of existing customers. Repeat customer purchases represented approximately 69% of product sales for the six months ended June 30, 2000, compared to approximately 63% for the six months ended June 30, 1999. The total number of customers who have made purchases at CDNOW or Music Boulevard since each site's respective inception, which were available to CDNOW to focus its marketing efforts, was approximately 4 million as of June 30, 2000 and 2.4 million as of June 30, 1999. Advertising revenue was $4.6 million for the six months ended June 30, 2000, representing an increase of 62% from approximately $2.8 million for the six months ended June 30, 1999.

     Beginning in the first quarter of 2000, CDNOW elected to classify the amount of coupons redeemed to purchase merchandise as a reduction to revenue rather than the past practice of classifying coupons as a sales and marketing expense. This change was made based on management's determination that classifying coupons as a reduction to revenue was generally more consistent with the current treatment of coupons by internet retailers. Accordingly, CDNOW made a reclassification between net revenues and sales and marketing expense for the six months ended June 30, 1999. Promotional coupons were approximately $3.5 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively. This adjustment had no effect on net loss.

     CDNOW also includes the revenue associated with barter advertising transactions in net sales. As a percentage of net sales, barter revenue was 1.3% for the six months ended June 30, 2000 and 1999. The total amount of barter revenue included in net sales was approximately $1 million and $745,000 for the six months ended June 30, 2000 and 1999, respectively.

     International sales represented 17% of net sales for the six months ended June 30, 2000 compared to 20% for the six months ended June 30, 1999. The decrease in international sales as a percentage of net sales is primarily due to a proportionally larger increase in U.S. sales resulting from sales and marketing efforts focused on the U.S. domestic market, such as CDNOW's sponsorship of the 2000 Grammy Awards and a custom CD promotion with Pizza Hut. The decrease is also due to a proportionally larger increase in U.S. sales from Music Boulevard customers obtained as a result of the acquisition of N2K, which derived a smaller percentage of its sales from international customers than CDNOW, and to increased competition in international markets.

     Cost of Sales. Cost of sales increased 36.1%, to $62.6 million for the six months ended June 30, 2000, from $46.0 million for the six months ended June 30, 1999. The increase in percentage terms is due primarily to the 40.8% increase in net sales, partially offset by the increase in gross margin. CDNOW's gross margin increased to 19.3% for the six months ended June 30, 2000 compared to 16.5% for the six months ended June 30, 1999. The increase in gross margin can be attributed to improved shipping and handling efficiencies and a less aggressive use of sales discounts and coupons and an increase in advertising revenue, which has a higher margin than product sales.

     Operating and Development Expense. Operating and development expense increased by $8.5 million, or 90%, to $18.1 million for the six months ended June 30, 2000, compared to $9.6 million for the six months ended June 30, 1999. As a percentage of net sales, operating and development expense was 23.4% for the six months ended June 30, 2000, compared to 17.3% for the six months ended June 30, 1999. The increase in both dollar and percentage terms is attributable to increased staffing and associated costs related to maintaining the features and functionality of CDNOW's online site and transaction-processing. The increase is also attributable to the write-off in the first quarter of 2000 of previously capitalized software costs in the amount of $1.3 million related to the Cosmic Music Network, a content-oriented site associated with the CDNOW store, which focused on unsigned bands and the promotion of their music. The decision to discontinue the Cosmic Music Network was made as part of CDNOW's plan to prioritize its spending following the termination of its proposed merger with Columbia House.

     Sales and Marketing Expense. Sales and marketing expense decreased by $2.6 million to $34.8 million for the six months ended June 30, 2000 compared to $37.4 million for the six months ended June 30, 1999. As a percentage of net sales, sales and marketing expense was 44.9% for the six months ended June 30, 2000, compared to 67.8% for the six months ended June 30, 1999. The decrease in both dollar and percentage terms was primarily attributable to a reduction in offline and online advertising expense, including the termination after the second quarter of 1999 of a number of high fixed-cost marketing agreements with other internet sites. For the six months ended June 30, 2000 and 1999, advertising costs were approximately $14.2 million and $28.0 million, respectively. These reductions were partially offset by the costs of the custom CD promotion with Pizza Hut, increased staffing and related costs in connection with customer service activities necessary to support the increase in customer base and the marketing and advertising sales strategy in place in the first quarter of 2000, and increased credit card fees related to the growth in revenues.

General and Administrative Expense. General and administrative expense increased by $1.1 million, or 21.7%, to $5.8 million for the six months ended June 30, 2000, compared to $4.7 million for the six months ended June 30, 1999. As a percentage of net sales, general and administrative expense decreased to 7.4% for the six months ended June 30, 2000 compared to 8.6% for the six months ended June 30, 1999. The increase in dollar terms is primarily due to the costs of additional personnel to support the overall growth of CDNOW, increased professional fees, and increased bad debt expense due to the growth in revenue. The decrease in percentage terms is primarily due to efficiencies gained to require less general and administrative expenses to support a higher revenue base.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles related to the acquisition of N2K and superSonic Boom, Inc. were approximately $16.4 million for the six months ended June 30, 2000 compared to $9.5 million for the six months ended June 30, 1999. The first quarter of 1999 only included 15 days of amortization of goodwill and other intangibles related to the acquisition of N2K, since the merger was not completed until March 17, 1999.

Liquidity and Capital Resources.

At June 30, 2000, CDNOW's cash and cash equivalents were $10.5 million compared to $20.6 million at December 31, 1999. Net cash used in operating activities of $54.2 million for the six months ended June 30, 2000, was primarily attributable to a net loss of $60.4 million, of which $20 million was a non-cash charge for depreciation and amortization and $1.3 million was primarily related to a write-off of capitalized software costs associated with the Cosmic Music Network. Additional uses of cash included a net $20.8 million decrease in accounts payable and accrued expenses due to payments to distributors related to sales in the fourth quarter of 1999. These uses of cash were partially offset by a $3.1 million decrease in prepaid expenses and other assets primarily due to the expense of prepaid marketing agreements, a $1.4 million decrease in accounts receivable due to a decrease in revenue compared to the fourth quarter of 1999, and a $1.2 million increase in deferred revenue and deferred rent liability. Net cash used in operating activities of $30.8 million for the six months ended June 30, 1999 was primarily attributable to a net loss of $50.8 million and an increase of $1.8 million in accounts receivable as a result of increased revenues. These uses of cash were partially offset by a $12.1 million non-cash charge for depreciation and amortization, a $5.2 million decrease in prepaid expenses and other assets primarily due to the expense of prepaid marketing agreements, and a $3.8 million net increase in accounts payable and accrued expenses due to an increase in accrued merchandise costs. The changes in working capital exclude the impact of the acquisition of the assets acquired and liabilities assumed of N2K as of the merger date, March 17, 1999.

Net cash used in investing activities was approximately $1.2 million for the six months ended June 30, 2000, relating to the purchases of equipment and leasehold improvements. Net cash provided by investing activities was $23.6 million for the six months ended June 30, 1999, which consisted of $25.3 million in net cash acquired from the acquisition of N2K, partially offset by purchases of equipment of $1.6 million.

Net cash provided by financing activities was $45.3 million for the six months ended June 30, 2000. During the first quarter of 2000, Sony Music and Time
Warner purchased $21 million of CDNOW common stock and CDNOW borrowed $25 million under the long-term convertible debt agreement with Sony Music and Time Warner. In addition, proceeds from the exercise of options amounted to approximately  $211,000.  These  increases  in cash  were  partially  offset  by approximately $928,000 of payments under capital lease and term loan obligations. Net cash provided by financing activities was approximately $10,000 for the six months ended June 30, 1999 and consisted of proceeds from warrants and options exercised of approximately $520,000, partially offset by payments on capital leases and term loans of approximately $510,000.

As of June 30, 2000, CDNOW's principal commitments consisted of obligations under its marketing agreements and obligations associated with leased office space and capital financing arrangements. CDNOW is required to pay aggregate minimum fixed fees under its marketing agreements of $7.5 million and $2.8 million during the remaining six months of 2000 and the year ending December 31, 2001, respectively.

Seasonality.

CDNOW experiences seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns affecting sales of pre-recorded music and other entertainment-related products. Sales in the traditional retail music industry are significantly higher in the fourth calendar quarter of each year, which corresponds to the holiday season, than in the preceding three quarters. Additionally, retail music sales are traditionally hits-driven through popular releases by well-known and emerging artists. The presence or absence of hits in any one quarter tends to affect music sales.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk.

CDNOW's revenues and expenses are denominated in United States dollars, with the exception of revenues and expenses related to its Japanese Internet site. Therefore, the only significant current exposure to foreign currency risk relates to international sales. For the three months ended June 30, 2000 and 1999, international sales accounted for approximately 18% and 20% of net sales, respectively. To the extent that the value of the United States dollar increases relative to foreign currencies, it may be more costly for international customers to make purchases. Therefore, changes in exchange rates may impact the amount of CDNOW's international sales.

Interest Rate Risk.

CDNOW's exposure to market risk as a result of changes in interest rates relates primarily to its investment portfolio. CDNOW invests its funds in instruments that meet high credit quality standards, as specified in its investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

As of June 30, 2000, all of CDNOW's investments were cash equivalents. Due to the average maturity and conservative nature of its investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of CDNOW's investments decreased by one percent, its interest income for the six months ended June 30, 2000 would have decreased by approximately $180,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment instrument by one percent. The impact on CDNOW's future interest income from future changes in investment yields will depend largely on the gross amount of its investments.

                                    PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about November 4, 1998, an action entitled Ticketmaster Ticketing Co. v. N2K Inc., a wholly-owned subsidiary of CDnow, Inc., (Docket No. BC200194) was filed against N2K in California Superior Court for the County of Los Angeles. The Ticketmaster action alleges that N2K breached a marketing and advertising contract dated April 23, 1998 between Ticketmaster and N2K, which N2K terminated effective October 31, 1998, based on alleged breaches of the agreement by Ticketmaster as well as other tortious conduct. Ticketmaster seeks damages in an amount not less than $8,000,000, plus pre- and post-judgment interest, as well as fees and costs. N2K filed a cross-complaint for affirmative relief. The parties have completed discovery and trial is scheduled to begin in late September.

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

N2K has been named as defendant in a civil action entitled Parsec Sight/Sound, Inc. v. N2K Inc. (Docket 98 CV 0118), which is pending in the U.S. District Court for the Western District of Pennsylvania. The plaintiff alleges infringement of intellectual property rights and seeks treble damages and costs in an unspecified amount as well as other declaratory and injunctive relief. In this matter, discovery is ongoing. Additionally, Parsec has joined CDnow Online, Inc., a wholly-owned subsidiary of CDnow, Inc., as a defendant. CDnow Online, Inc. requested that Liquid Audio indemnify it against the Parsec claims, pursuant to the indemnification provisions of the Order Fulfillment Agreement entered into between CDnow Online, Inc. and Liquid Audio, Inc. as of October 20, 1999, and Liquid Audio has agreed to assume control of the costs of the defense with reservation of certain rights. CDnow Online, Inc. expects to seek indemnification from other parties that presently or will provide content or services, which may be allegedly infringing the Parsec patents. The parties are in the process of conducting discovery in preparation for trial.

CDNOW and N2K have been named defendants in an action brought by BPW Rhythmic Records, L.L.C., which is pending in U.S. District Court for the Southern District of New York in New York City for breach of contract and other related claims arising out of a label agreement entered into between N2K Inc. and Rhythmic Records on March 27, 1998. The plaintiff, Rhythmic Records, seeks direct, punitive and exemplary damages, costs, including attorney's fees, and a constructive trust against CDNOW's assets. The parties are in the process of conducting discovery in preparation for trial.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 12, 1999, CDNOW entered into an Agreement of Merger and Contribution with Sony and Time Warner to combine its business with Columbia House. On March 13, 2000, Sony, Time Warner and CDNOW mutually consented to terminate the Agreement of Merger and Contribution and entered into a Termination Agreement. Under the Termination Agreement, Sony Music and Time Warner purchased $21 million of CDNOW's common stock (2,405,500 shares), no par value, on March 16, 2000, and replaced a $30 million short-term loan commitment with $30 million of long-term convertible debt. As of June 30, 2000, CDNOW had borrowed $25 million under the convertible debenture. On July 13, 2000, the remaining $5 million available under the convertible loan agreement was borrowed. CDNOW is currently using the proceeds to fund working capital requirements. As of June 30, 2000, neither Sony Music nor Time Warner had converted any portion of the borrowings or accrued interest into CDNOW common stock. On August 3, 2000, all principal and accrued interest of approximately $31 million was repaid to Sony Music and Time Warner, and the rights of Sony Music and Time Warner to convert outstanding principal and interest under the Convertible Debt Agreement into CDNOW common stock were cancelled.

On July 19, 2000, CDNOW, Bertelsmann, and BINC Acquisition Corp. ("BINC"), a wholly-owned subsidiary of Bertelsmann, entered into an Agreement and Plan of Merger under which Bertelsmann offered to acquire all of the outstanding capital stock of CDNOW for $3.00 per share in cash. The tender offer commenced on July 26, 2000 and is scheduled to expire on August 22, 2000 at midnight (EDT). In addition to the Agreement and Plan of Merger, CDNOW and Bertelsmann entered into a Convertible Loan Agreement. The Convertible Loan Agreement provides for loans from Bertelsmann to CDNOW in an aggregate principal amount up to approximately $43 million. On August 3, 2000, approximately $31 million of loan proceeds drawn under the Convertible Loan Agreement were used to repay all amounts due Time Warner and Sony Music. The remaining $12 million will be used to meet the working capital needs of CDNOW during the period from July 31, 2000 through the earlier of October 31, 2000 or the termination of the Convertible Loan Agreement. Bertelsmann may, at any time, convert any portion of the borrowings and accrued interest into CDNOW common stock at a conversion price of $1.50 per share, provided that in no event will Bertelsmann be entitled to receive more than 49% of the outstanding CDNOW common stock on a fully-diluted basis. The securities represented by the Convertible Loan Agreement have been offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CDnow, Inc.



Date:  August 14, 2000                       /s/ Jason Olim
                                             -----------------------------------
                                                                   President and
                                                         Chief Executive Officer



                                             /s/ Joel Sussman
                                             -----------------------------------
                                                   Vice President, Treasurer and
                                                         Chief Financial Officer